Form 10-Q
period 2021-10-31
Braze, Inc.
filed 2021-12-21
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 001-41065
______________________________________________________________
Braze, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________________________________

Delaware	45-2505271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
330 West 34th Street, Floor 18
New York, New York 10001
(Address of principal executive offices, including zip code)
(609) 964-0582
(Registrant’s telephone number, including area code)
______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BRZE	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 15, 2021, there were 9,943,054 shares of the registrant’s Class A and 82,166,554 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2021

	Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets (Unaudited) at October 31, 2021 and January 31, 2021	4

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended October 31, 2021 and 2020	5

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended October 31, 2021 and 2020	6

	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Non-controlling Interest and Stockholders’ Deficit (Unaudited) for the Three and Nine Months Ended October 31, 2021 and 2020	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2021 and 2020	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

	Part II. Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6.	Exhibits	75

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our platform and upsell and cross-sell additional products;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to promote our brand;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our growth strategies for our platform and our ability to effectively manage our growth, including any international expansion;
•the estimated addressable market opportunity for our platform;
•our ability to protect and enforce our intellectual property rights and any costs associated therewith;
•the effect of COVID-19, including the emergence of new variant strains of COVID-19, or other public health crises on our business, industry and the global economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the size and growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are inherently uncertain. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	October 31, 2021	January 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,976	$28,509
Restricted cash, current	—	472
Accounts receivable, net of allowance for doubtful accounts of $746 and $934 at October 31, 2021 and January 31, 2021, respectively	36,026	34,771
Marketable securities	34,906	58,004
Prepaid expenses and other current assets	17,691	12,202
Total current assets	130,599	133,958
Restricted cash, noncurrent	4,036	4,037
Property and equipment, net	6,293	5,486
Deferred contract costs	35,176	27,433
Other assets	7,982	480
TOTAL ASSETS	$184,086	$171,394
LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,203	$439
Accrued expenses and other current liabilities	22,809	25,904
Deferred revenue	98,427	74,789
Total current liabilities	122,439	101,132
Deferred tax liabilities	57	80
Other long-term liabilities	2,204	2,227
TOTAL LIABILITIES	124,700	103,439
COMMITMENTS AND CONTINGENCIES (Note 13)
Convertible preferred stock, $0.0001 par value; 65,318,250 shares authorized as of October 31, 2021 and January 31, 2021; 62,830,697 shares issued and outstanding as of October 31, 2021 and January 31, 2021	174,229	174,229
Redeemable non-controlling interest (Note 4)	3,643	2,233
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 100,000,000 and 98,500,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 21,413,059 and 19,498,295 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	2	—
Additional paid-in capital	53,832	29,777
Accumulated other comprehensive loss	(294)	(42)
Accumulated deficit	(172,026)	(138,242)
TOTAL STOCKHOLDERS’ DEFICIT	(118,486)	(108,507)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT	$184,086	$171,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Revenue	$63,968	$39,332	$167,601	$107,261
Cost of revenue	19,174	14,431	53,736	39,232
Gross Profit	44,794	24,901	113,865	68,029

Operating expenses:
Sales and marketing	29,568	19,137	81,411	50,198
Research and development	12,738	7,410	36,130	20,169
General and administrative	12,936	7,142	31,947	19,296
Total operating expenses	55,242	33,689	149,488	89,663
Loss from operations	(10,448)	(8,788)	(35,623)	(21,634)
Other income (expense):
Investment income	18	147	104	736
Other (expense) income, net	(236)	(63)	(587)	22
Loss before provision for income taxes	(10,666)	(8,704)	(36,106)	(20,876)
(Benefit from) provision for income taxes	(1,608)	118	(1,282)	341
Net loss	(9,058)	(8,822)	(34,824)	(21,217)
Net loss attributable to redeemable non-controlling interest	(336)	(9)	(1,040)	(9)
Net loss attributable to Braze, Inc.	$(8,722)	$(8,813)	$(33,784)	$(21,208)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.42)	$(0.47)	$(1.67)	$(1.21)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	20,717	18,633	20,244	17,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(9,058)	$(8,822)	$(34,824)	$(21,217)
Other comprehensive loss:
Change in foreign currency translation adjustments	(183)	49	(208)	(92)
Unrealized losses on marketable securities	(9)	(93)	(44)	(4)
Other comprehensive loss, net	(192)	(44)	(252)	(96)
Comprehensive loss, net	(9,250)	(8,866)	(35,076)	(21,313)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(336)	(9)	(1,040)	(9)
Comprehensive loss attributable to Braze, Inc.	$(8,914)	$(8,857)	$(34,036)	$(21,304)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at July 31, 2021	62,831	$174,229	$1,529	20,657	$—	$45,947	$(163,304)	$(102)	$(117,459)
Issuance of common stock for options exercised	—	—	—	756	2	2,286	—	—	2,288
Vesting of early exercised options	—	—	—	—	—	132	—	—	132
Repurchase of shares related to early exercised options	—	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	5,464	—	—	5,464
Investment in redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(192)	(192)
Net loss attributable to redeemable non-controlling interests	—	—	(336)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(8,722)	—	(8,722)
Balance at October 31, 2021	62,831	$174,229	$3,643	21,413	$2	$53,832	$(172,026)	$(294)	$(118,486)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at July 31, 2020	62,831	$174,229	$—	17,341	$—	$22,883	$(118,885)	$(18)	$(96,020)
Issuance of common stock for options exercised	—	—	—	2,057	—	1,857	—	—	1,857
Vesting of early exercised options	—	—	—	—	—	52	—	—	52
Repurchase of shares related to early exercised options	—	—	—	(1)	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	—	2,319	—	—	2,319
Investment from redeemable non-controlling interest	—	—	2,450	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(44)	(44)
Net loss attributable to redeemable non-controlling interests	—	—	(9)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(8,813)	—	(8,813)
Balance at October 31, 2020	62,831	$174,229	$2,441	19,397	$—	$27,110	$(127,698)	$(62)	$(100,650)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT (UNAUDITED) (cont.)
(in thousands)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at January 31, 2021	62,831	$174,229	$2,233	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)
Issuance of common stock for options exercised	—	—	—	1,917	2	5,587	—	—	5,589
Vesting of early exercised options	—	—	—	—	—	380	—	—	380
Repurchase of shares related to early exercised options	—	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	18,088	—	—	18,088
Investment in redeemable non-controlling interest	—	—	2,450	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(252)	(252)
Net loss attributable to redeemable non-controlling interests	—	—	(1,040)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(33,784)	—	(33,784)
Balance at October 31, 2021	62,831	$174,229	$3,643	21,413	$2	$53,832	$(172,026)	$(294)	$(118,486)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at January 31, 2020	62,831	$174,229	$—	17,180	$—	$19,580	$(106,490)	$34	$(86,876)
Issuance of common stock for options exercised	—	—	—	2,220	—	2,269	—	—	2,269
Vesting of early exercised options	—	—	—	—	—	149	—	—	149
Repurchase of shares related to early exercised options	—	—	—	(3)	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	5,114	—	—	5,114
Investment from redeemable non-controlling interest	—	—	2,450	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(96)	(96)
Net loss attributable to redeemable non-controlling interests	—	—	(9)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(21,208)	—	(21,208)
Balance at October 31, 2020	62,831	$174,229	$2,441	19,397	$—	$27,110	$(127,698)	$(62)	$(100,650)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(34,824)	$(21,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,036	5,002
Amortization of deferred contract costs	13,173	7,575
Depreciation and amortization	2,123	1,012
Provision for bad debt	(98)	1,644
Amortization of discount/premium on marketable securities	313	189
Unrealized foreign exchange loss (gain)	391	(52)
Deferred income taxes	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,157)	1,388
Prepaid expenses and other current assets	(4,358)	961
Deferred contract costs	(20,917)	(12,224)
Other assets	(3,993)	(22)
Accounts payable	784	(783)
Accrued expenses and other current liabilities	(3,933)	4,458
Deferred revenue	23,638	4,385
Other long-term liabilities	(23)	1,584
Net cash used in operating activities	(10,868)	(6,100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,110)	(2,050)
Capitalized internal-use software costs	(1,842)	(1,674)
Purchases of marketable securities	(32,868)	(48,987)
Maturities of marketable securities	55,609	72,355
Net cash provided by investing activities	19,789	19,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Investment from redeemable non-controlling interest	2,450	2,450
Proceeds from exercise of common stock options	4,641	2,652
Payment of deferred offering costs	(2,484)	—
Repurchase of shares related to early exercised options	(3)	(2)
Net cash provided by financing activities	4,604	5,100
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(531)	119
Net change in cash, cash equivalents, and restricted cash	12,994	18,763
Cash, cash equivalents, and restricted cash, beginning of period	33,018	11,602
Cash, cash equivalents, and restricted cash, end of period	$46,012	$30,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended October 31,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$191	$21

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$54	$112
Net change in capitalized internal-use software development costs in accrued expenses	$(51)	$49
Unrealized net loss on marketable investment securities	$(44)	$(4)
Net change to property and equipment (included in accounts payable)	$(24)	$53
Vesting of early exercised options	$380	$149
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$1,045	$—
Common stock option receivables	$1,177	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Company Overview
Description of Business

Braze, Inc., together with its subsidiaries (collectively, the “Company”, “we”, “us”, “our” or “Braze”), is a cloud-based customer engagement platform that delivers customer-centric experiences across push notifications, email, in-product messaging, SMS and MMS messages, and more. Customers use the Braze platform to facilitate real time experiences between brands and customers in a more authentic and human way.

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. We also lease additional office space in San Francisco, London, Singapore, Tokyo, and Berlin, and have a significant presence in Austin and Chicago.

Initial Public Offering

On November 19, 2021, the Company completed an initial public offering (“IPO”) of its Class A common stock. As part of the IPO, the Company issued and sold 7,500,000 shares of its Class A common stock at a public offering price of $65.00 per share, including 800,000 shares pursuant to the underwriters’ overallotment option to purchase additional shares of its Class A common stock. The Company received net proceeds of approximately $457.1 million from the IPO, after deducting the underwriting discounts, commissions, and related offering expenses. In addition, the selling stockholders, named in the Company’s final prospectus that forms a part of the Registration Statement on Form S-1 (File No. 333-260428) for the IPO filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on November 18, 2021 (the “Final Prospectus”), sold an additional 1,300,000 shares of Class A common stock, for which the Company did not receive any proceeds. In connection with the IPO, all then outstanding shares of convertible preferred stock automatically converted into an aggregate of 62,830,697 shares of Class B common stock. See Note 17, Subsequent Events, for further information.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. If we cease to be an emerging growth company, we will no longer be able to take advantage of these exemptions or the extended transition period for complying with new or revised accounting standards.

Impact of COVID-19

Beginning in January 2020, the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) pandemic caused general business disruption worldwide. COVID-19 is considered to be highly contagious and poses a serious public health threat. Although certain restrictions are being lifted, state mandated lockdowns have adversely impacted many companies and may be reinstated in the future, as many public health regulations transformed or even halted daily operations. We have not experienced a materially negative impact from COVID-19 and continue to monitor the global situation and the potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continued evolution of the COVID-19 outbreak, including the emergence of new variant strains of COVID-19, and the global responses to curb its spread, we are not able to estimate the ongoing effects on our results of operations, financial condition, or liquidity.

2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and variable interest entities (“VIE”) for which we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Final Prospectus. The condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet at January 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The operating results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results expected for the full fiscal year ending January 31, 2022.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reported period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Significant items subject to such estimates and assumptions include but are not limited to the standalone selling price for separate performance obligations in our revenue arrangements, expected period of benefit for deferred contract costs, the valuation of common stock and stock-based compensation, the allocation of overhead costs between cost of revenue and operating expenses, the estimated useful lives of intangible and depreciable assets, the valuation of deferred tax assets and liabilities and other tax estimates including our ability to utilize net operating losses.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments as facts and circumstances dictate. As future events and their effects, including the uncertainty surrounding rapidly changing market and economic conditions from the outbreak of COVID-19, cannot be determined with precision, actual results could differ from those estimates and many of our estimates and assumptions have required increased judgement and carry a higher degree of variability and volatility.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2, Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2021 included in the Final Prospectus. There have been no material changes to our significant accounting policies with the exception of the below:

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO, were capitalized and recorded in other assets on the condensed consolidated balance sheets. As of October 31, 2021 and January 31, 2021, $3.7 million and $0.2 million, respectively, of deferred offering costs were capitalized. Upon completion of the IPO, these deferred costs were reclassified to stockholders’ equity and recorded against the proceeds from the IPO.
Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk primarily consist of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. Restricted cash consists of letters of credit related to our leased properties. For cash, cash equivalents, restricted cash, and marketable securities, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying unaudited condensed consolidated balance sheets that are in excess of federal insurance limits.

Significant customers are those which represent 10% or more of our total revenue for the period or accounts receivable at the balance sheets dates. For the three and nine months ended October 31, 2021 and October 31, 2020, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying unaudited condensed consolidated balance sheets. Our accounts receivable are derived from revenue contracts with customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary. As of October 31, 2021, no customer accounted for 10% or more of our total accounts receivable balance, and as of January 31, 2021, one customer accounted for 11% of our total accounts receivable balance.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This ASU is designed to reduce complexity for accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We adopted ASU 2018-15 prospectively on February 1, 2021, and the adoption of this update did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 within ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20, ASU No. 2019-01, ASU No. 2019-10, ASU No. 2020-02, and ASU No. 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the audited consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Topic 842 is effective for our fiscal year beginning February 1, 2022. Early adoption is permitted. We expect to adopt Topic 842 under the private company transition guidance beginning February 1, 2022. We expect the adoption of Topic 842 to have a material impact on our consolidated financial statements. Based on ongoing evaluations, we currently expect the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance and transitional guidance between November 2018 and February 2020 within ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 (collectively, “Topic 326”). Topic 326 introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Further, the new guidance indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Per ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Topic 326, as amended, is effective for (1) public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and (2) all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Topic 326 is effective for our fiscal year beginning February 1, 2023. Early adoption is permitted. We expect to adopt Topic 326 under the private company transition guidance beginning February 1, 2023. We are currently evaluating the impact of the new guidance on our consolidated financial statements and do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“Topic 740”), which removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. We expect to adopt ASU 2019-12 beginning February 1, 2022, and are currently evaluating the accounting and disclosure requirements and impacts on our consolidated financial statements.

In October 2020, FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in this guidance affect a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. We expect to adopt ASU 2020-10 beginning February 1, 2022, and do not expect the adoption to have a material impact on our consolidated financial statements.
3. Revenue from Contracts with Customers

Disaggregated Revenue Streams

The following disaggregation depicts the nature, amount, timing and uncertainty of cash flows related to the primary types of revenue from contracts with customers.

The following table presents total revenue by type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Subscription	$59,309	$36,793	$155,745	$100,518
Professional Services and Other	4,659	2,539	11,856	6,743
Total	$63,968	$39,332	$167,601	$107,261

The following table presents total revenue by geography (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$38,170	$23,921	$100,628	$65,142
International	25,798	15,411	66,973	42,119
Total	$63,968	$39,332	$167,601	$107,261

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.1 million and $3.6 million as of October 31, 2021 and January 31, 2021, respectively.

Contract Balances

Contract Assets

Contract assets as of October 31, 2021 and January 31, 2021 were $1.0 million and $0.4 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and nine months ended October 31, 2021 from amounts included in deferred revenue at January 31, 2021 was $12.3 million and $70.6 million, respectively. Revenue recognized during the three and nine months ended October 31, 2020 from amounts included in deferred revenue at January 31, 2020 was $8.4 million and $48.7 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, the timing of service delivery and contract terms. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes and other market factors.

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
January 31, 2021	$234.2	$150.0	$84.2
April 30, 2021	249.6	163.7	85.9
July 31, 2021	268.2	180.5	87.7
October 31, 2021	304.0	199.1	104.9
4. Variable Interest Entity and Redeemable Non-Controlling Interest

On September 14, 2020, we, along with Japan Cloud Computing Co., Ltd. (“JCC”), and M30 LLC (“M30”), (the “Investors”), entered into an agreement (the “Share Purchase Agreement”), whereby each Investor agreed to purchase shares of common stock of Braze KK (“Braze KK Shares”) for a total purchase price of $10.0 million in two tranches of $5.0 million per tranche, to engage in the investment, organization, management and operation of Braze KK focused on the distribution of our products in Japan. The purpose of this arrangement was to further expand our business in the Japanese market. The Investors contributed their first tranche of the purchase price on September 14, 2020.

On September 23, 2020, the Investors executed a shareholders’ agreement (the “Shareholders Agreement”) in connection with the closing of the first tranche. The Shareholders’ Agreement, along with the Articles of Incorporation, outlines the Investors’ rights, including certain protective provisions of JCC and M30, (together referred to the “Non-controlling Interest Holders”.) All of the common stock held by the Investors is callable by us or puttable by the Non-controlling Interest Holders upon certain contingent events but no later than the eighth anniversary of the Share Purchase Agreement. The price of the put and call option is based on our fair value as of the date of sale. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of Braze KK and the Company and may be settled, at our discretion, with our stock, if we are a publicly traded company at that time, or cash.

We determined that Braze KK was a VIE and we are the primary beneficiary, because Braze KK was dependent on us for ongoing financial support and we have both the power to direct the significant activities that impact the economic performance of Braze KK and the obligation to absorb losses and the right to receive expected benefits that could be significant to Braze KK.

In September 2021, following the first anniversary of the execution of the Share Purchase Agreement and pursuant to the terms and conditions of the Shareholders Agreement, the Investors purchased Braze KK Shares in the second tranche for a total purchase price of $5.0 million. The investment did not change the ownership interest between the Investors. The investment resulted in a reconsideration event and we determined that Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statements of cash flows.

As of October 31, 2021 and January 31, 2021, the non-controlling interest in Braze KK is classified in mezzanine equity as redeemable non-controlling interest as a result of the put right available to the Non-controlling Interest Holders in the future, an event that is not solely in our control. The non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2021	$2,233
Investment from redeemable non-controlling interest	2,450
Net loss attributable to redeemable non-controlling interest	(1,040)
Balance as of October 31, 2021	$3,643
The total combined VIE assets, which represent the maximum exposure to loss, and liabilities were as follows (in thousands):

	October 31, 2021	January 31, 2021
Assets:
Cash and cash equivalents	$7,645	$4,582
Accounts receivable, net of allowance for doubtful accounts	99	—
Prepaid expenses and other current assets	137	58
Total current assets	7,881	4,640
Property and equipment, net	24	12
Deferred contract costs	293	—
Other assets	22	23
Total assets	$8,220	$4,675
Liabilities:
Accounts payable	$31	$19
Accrued expenses and other current liabilities	557	35
Deferred revenue	677	—
Total liabilities	$1,265	$54
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$13,864	$—	$—	$13,864
	13,864	—	—	13,864
Marketable securities
Foreign government bonds	—	3,211	—	3,211
Commercial paper	—	20,584	—	20,584
Corporate debt securities	—	5,139	—	5,139
Asset-backed securities	—	5,972	—	5,972
Total marketable securities	—	34,906	—	34,906
Total	$13,864	$34,906	$—	$48,770

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,584	$—	$—	$12,584
	12,584	—	—	12,584
Marketable securities
U.S. government bonds	10,533	—	—	10,533
Commercial paper	—	17,582	—	17,582
Corporate debt securities	—	20,075	—	20,075
Asset-backed securities	—	9,814	—	9,814
Total marketable securities	10,533	47,471	—	58,004
Total	$23,117	$47,471	$—	$70,588

Our money market funds and U.S. government bonds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of January 31, 2021 and only our money market funds are classified as Level 1 as of October 31, 2021. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	October 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Foreign government bonds	$3,211	$—	$—	$3,211
Commercial paper	20,584	—	—	20,584
Corporate debt securities	5,143	—	(4)	5,139
Asset-backed securities	5,974	—	(2)	5,972
Total	$34,912	$—	$(6)	$34,906

	January 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government bonds	$10,546	$1	$(14)	$10,533
Commercial paper	17,582	—	—	17,582
Corporate debt securities	20,089	25	(39)	20,075
Asset-backed securities	9,837	2	(25)	9,814
Total	$58,054	$28	$(78)	$58,004

There were no material reclassifications of gains or losses from accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets to other income, net, on the unaudited condensed consolidated statements of operations.

As of October 31, 2021 and January 31, 2021, we did not consider any of our marketable debt securities to be other-than-temporarily impaired and we did not purchase or hold a material amount of non-marketable debt securities.

As of October 31, 2021 and January 31, 2021, there were no debt securities in a continuous unrealized loss position for greater than 12 months for the periods presented. We believe that the losses incurred on the nine investment positions in an unrealized loss position as of October 31, 2021 were temporary because we had no intention of selling the investment and we had the ability to retain the investment for a period of time sufficient to allow for recovery of its amortized cost basis.

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	October 31, 2021
	Amortized Cost	Estimated Fair Value
Due within 1 year	$33,392	$33,386
Due in 1 year through 5 years	1,520	1,520
Total	$34,912	$34,906

	January 31, 2021
	Amortized Cost	Estimated Fair Value
Due within 1 year	$55,811	$55,761
Due in 1 year through 5 years	2,243	2,243
Total	$58,054	$58,004
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents and marketable securities. The components of investment income were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Interest income	$77	$271	$417	$925
Amortization of discount/premium, net	(59)	(124)	(313)	(189)
Investment income	$18	$147	$104	$736
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	October 31, 2021	January 31, 2021
Capitalized internal-use software	$4,802	$2,958
Computer equipment and software	3,056	2,077
Leasehold improvements	2,070	1,977
Furniture and fixtures	953	1,114
	10,881	8,126
Less: accumulated depreciation and amortization	(4,588)	(2,640)
Property and equipment, net	$6,293	$5,486

The total depreciation expense and amortization expense for property and equipment was $0.7 million and $0.5 million during the three months ended October 31, 2021 and 2020, respectively, and $2.1 million and $1.0 million during the nine months ended October 31, 2021 and 2020, respectively.

We capitalized internal-use software of $0.7 million and $0.8 million during the three months ended October 31, 2021 and 2020, respectively, and $1.8 million and $1.8 million during the nine months ended October 31, 2021 and 2020, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the unaudited condensed consolidated statements of operations was $0.4 million and $0.2 million for the three months ended October 31, 2021 and 2020, respectively, and $1.0 million and $0.4 million for the nine months ended October 31, 2021 and 2020, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2021	January 31, 2021
Prepaid software subscriptions	$9,868	$8,426
Prepaid advertising	1,150	1,008
Other	6,673	2,768
Total prepaid expenses and other current assets	$17,691	$12,202
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	October 31, 2021	January 31, 2021
Accrued compensation costs	$7,802	$8,117
Accrued software subscriptions	2,353	5,672
Accrued commissions	3,921	4,761
Accrued professional service fees	2,438	2,864
Other	6,295	4,490
Total accrued expenses and other current liabilities	$22,809	$25,904
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $0.3 million and $0.2 million for the three months ended October 31, 2021 and 2020, respectively, and $2.0 million and $1.1 million for the nine months ended October 31, 2021 and 2020, respectively.

11. Convertible Preferred Stock

Convertible Preferred Stock

The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences were as follows (in thousands, except share numbers):

	October 31, 2021 and January 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	14,501,536	12,880,024	$6,978	$7,084
Series A NV	1,621,512	1,621,512	879	892
Series A-1	2,697,096	2,468,608	1,345	—
Series A-1 NV	228,488	228,488	125	—
Series B	13,072,464	12,435,798	14,171	14,301
Series B NV	636,666	636,666	726	732
Series C	14,505,928	14,505,928	20,195	20,308
Series D	9,597,560	9,597,560	49,915	50,003
Series E	8,457,000	8,456,113	79,895	80,000
Total	65,318,250	62,830,697	$174,229	$173,320

Presentation

We classify our convertible preferred stock outside of stockholders’ deficit as mezzanine equity because the shares contain liquidation features that are not solely within our control, such as any voluntary or involuntary liquidation, dissolution or winding up of the Company. The convertible preferred stock has liquidation preferences over the common stock, is convertible to common stock, has certain dividend and voting rights and is redeemable for cash upon resolution of certain contingent events (a “Deemed Liquidation Event”).

Dividends

Series A, A NV, A-1, A-1 NV, B, B NV, C, D and E convertible preferred stock are entitled to a noncumulative dividend, when, as, and if declared by the Company at a rate equal to (a) $0.0436125 per share for Series A, A NV, A-1, and A-1 NV; (b) $0.0918 per share for Series B and B NV; (c) $0.112225 per share for Series C, and (d) $0.416775 per share for Series D, (e) $0.756848 per share for Series E, subject to adjustments such as a stock split or recapitalization. Any dividend amount would be calculated for each Series A, A NV, A-1, A-1 NV, B, B NV, C, D and E convertible preferred stockholder in accordance with the certificate of incorporation.

Voting Rights

The holder of each share of Series A, A-1, B, C, D and E convertible preferred stock shall have the right to one vote. With respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, except as otherwise provided in our charter or by applicable law.

The holders of Series C convertible preferred stock are entitled to elect one member of the board of directors of the Company (the “Board”) and the holders of Series D convertible preferred stock are entitled to elect one member of the Board.

The holders of Series A NV, A-1 NV, and B NV (the “Nonvoting Preferred Stock”), shall have no voting rights with respect to the election of the members of the Board, and the shares of Nonvoting Preferred Stock shall not be included in determining the number of shares voting or entitled to vote on such matter (the “Nonvoting Restriction”); provided, however, that the Nonvoting Restriction shall cease to apply upon the earlier to occur of (i) the closing of the sale of shares of common stock to the public at a price at least equal to the Series E original issue price resulting in at least $50.0 million of gross proceeds (a “Qualified IPO”) or (ii) a Deemed Liquidation Event, except, in each case to the extent that any governmental filings would be triggered by such cessation, such cessation would not take effect until the parties have submitted any required filings (to be made at the discretion of each holder of Nonvoting Preferred Stock) and observed any required waiting periods.

Conversion

According to the terms of our amended and restated certificate of incorporation in effect as of October 31, 2021, all outstanding shares of convertible preferred stock shall automatically be converted into shares of common stock upon either a Qualified IPO or the occurrence of an event specified by vote or written consent of the holders of (i) at least a majority of the outstanding shares of convertible preferred stock voting as a single class on an as-converted basis, (ii) at least a majority of the outstanding shares of Series C convertible preferred stock, voting separately on an as-converted basis, (iii) at least a majority of the outstanding shares of Series D convertible preferred stock, voting separately on an as-converted basis, and (iv) at least a majority of the outstanding shares of Series E convertible preferred stock, voting separately on an as-converted basis.

Each share of convertible preferred stock shall be convertible into such number of fully paid and nonassessable shares of common stock as it determined by dividing (1) with respect to the Series A, A NV, B, B NV, C, D and E convertible preferred stock, the applicable adjusted issuance price and (2) with respect to the Series A-1 and A-1 NV convertible preferred stock, $0.5451625 per share, by the then applicable conversion price for such series of preferred stock. The adjusted issuance price per share are as follows:

Series	Adjusted Issuance Price
Series A	$0.5452
Series A NV	$0.5452
Series A-1	$0.5452
Series A-1 NV	$0.5452
Series B	$1.1475
Series B NV	$1.1475
Series C	$1.4029
Series D	$5.2097
Series E	$9.4606

In connection with the completion of the IPO on November 19, 2021, all shares of convertible preferred stock then outstanding were converted into 62.8 million shares of Class B common stock.

Liquidation Preference

Upon liquidation, dissolution, winding up, or certain mergers and asset sales, Series A, A NV, A-1, A-1 NV, B, B NV, C, D and E convertible preferred stock are entitled to receive the greater of (1) (a) $0.5451625 per share for Series A and Series A NV, (b) $0.0000125 per share for Series A-1 and Series A-1 NV, (c) $1.14745 per share for Series B and Series B NV, (d) $1.402875 per share for Series C, (e) $5.20965 per share for Series D, and (f) $9.4606 per share for Series E, plus any declared but unpaid dividends; and (2) the amount payable had all shares of such series of convertible preferred stock been converted into common stock prior to the Deemed Liquidation Event.
12. Stock-Based Compensation

As of October 31, 2021, the 2011 Equity Incentive Plan provides for the award of stock options and restricted stock units (“RSUs”) to employees, officers, directors, advisors and other service providers. The terms of each award and the exercise price are determined by the Board. In April 2021, the Board amended the 2011 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder to 28,868,612 shares. Following the effectiveness of the 2021 Equity Incentive Plan on the date of the underwriting agreement related to the IPO, we will not grant any additional awards under the 2011 Equity Incentive Plan. However, the 2011 Equity Incentive Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. See Note 17, Subsequent Events, for further information on the 2021 Equity Incentive Plan.

Stock Options
There were no stock options granted during the three months ended October 31, 2021. During the nine months ended October 31, 2021, we granted stock options to purchase up to 3,120,516 shares of common stock at a weighted average exercise price of $35.02 and a weighted average grant date fair value of $24.53. During the three months ended October 31, 2020, we granted stock options to purchase up to 989,009 shares of common stock at a weighted average exercise price of $6.58 and a weighted average grant date fair value of $13.74. During the nine months ended October 31, 2020, we granted stock options to purchase up to 3,271,200 shares of common stock at a weighted average exercise price of $5.48 and a weighted average grant date fair value of $6.52. Stock-based compensation expense related to these stock options granted will be recognized over the requisite service period of four years.

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Expected dividend yield	n/a	—%	—%	—%
Expected volatility	n/a	58.75 - 60.58%	61.78 - 66.07%	55.75 - 61.43%
Expected term (in years)	n/a	5.51 - 6.07	5.86 - 6.72	5.51 - 6.08
Risk-free interest rate	n/a	0.33 - 0.39%	1.00% - 1.18%	0.33 - 1.47%
Restricted Stock Units

In April 2021, we granted 489,951 RSUs at the grant date fair value of our common stock of $38.77 per share. In June 2021, we granted 255,204 RSUs at the grant date fair value of our common stock of $39.47 per share. In August 2021 and October 2021, we granted 501,727 RSUs and 265,827 RSUs, respectively, at the grant date fair market value of our common stock of $65.00 per share. All granted RSUs contained both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is satisfied over either a four-year or three-year period. Some RSUs vest on a quarterly basis and other RSUs have a one-year cliff vesting period with quarterly vesting thereafter. The performance-based vesting condition will be satisfied upon the occurrence of a qualifying liquidation event which is defined as the earlier to occur of an initial public offering or an acquisition of the Company in connection with a change of control. For the three and nine months ended October 31, 2021, we did not record compensation expense related to the RSUs since the performance-based vesting condition was not probable. Once the performance-based vesting condition is met, aggregate compensation expense will be recognized using the accelerated attribution method and the amount of compensation expense that we would have recognized for RSUs outstanding as of October 31, 2021 was $13.8 million.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue	$164	$205	$531	$405
Sales and marketing	1,586	908	5,881	1,963
Research and development	1,622	627	5,780	1,284
General and administrative	2,058	535	5,844	1,350
Total stock-based compensation expense	$5,430	$2,275	$18,036	$5,002

Secondary Transaction

In April 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the fiscal year ended January 31, 2021.

Warrants

As of each of October 31, 2021 and January 31, 2021, we had 217,867 warrants outstanding to purchase shares of our common stock. Our warrants are exercisable by paying cash or by cashless exercise for unregistered shares of our common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustments for stock splits, stock combinations or similar events affecting our common stock. We have determined that these warrants should be classified as equity instruments since they do not require us to repurchase the underlying common stock and do not require us to issue a variable amount of common stock. In addition, these warrants are indexed to our common stock, do not permit net settlement in cash and do not have any unusual antidilution rights.

The terms of the warrants outstanding as of October 31, 2021 and January 31, 2021 were as follows:

Issuance Date	Expiration Date	Exercise Price	Warrants Issued	Warrants Exercised	Warrants Outstanding
June 2015	June 8, 2025	$0.26	96,000	—	96,000
January 2016	January 26, 2026	0.31	48,000	—	48,000
October 2016	October 12, 2026	0.52	67,200	—	67,200
January 2019	January 4, 2029	3.46	6,667	—	6,667
		Total	217,867	—	217,867

The common stock warrants outstanding are exercisable immediately upon issuance. The common stock warrants issued in June 2015, January 2016 and October 2016 are considered exercised on their respective expiration dates. The common stock warrants were net exercised pursuant to their terms for shares of Class B common stock in connection with the IPO. See Note 17, Subsequent Events, for further information.
13. Commitments and Contingencies

Leases

We have noncancellable operating leases for office space that expire at various dates through 2026. Rental expense for operating leases for the three months ended October 31, 2021 and 2020 was $2.4 million and $2.6 million, respectively. Rental expense for operating leases for the nine months ended October 31, 2021 and 2020 was $7.0 million and $6.3 million, respectively.

This rental expense includes sublease income of $0.3 million for the three months ended October 31, 2020 and $0.4 million and $0.8 million for the nine months ended October 31, 2021 and 2020, respectively. We did not have sublease income for the three months ended October 31, 2021. Our operating leases generally provide for annual rent increases and may include rent holidays, typically at the outset of a lease agreement.

Future lease liability obligations as of October 31, 2021 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$23,728	$7,725	$14,841	$1,162	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. In August 2021, we paid $0.2 million to a New York State regulatory authority in connection with the completion of a sales and use tax audit for the period of March 1, 2017-August 31, 2019.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2021, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax provision for/(benefit from) of $(1.6) million and $0.1 million for the three months ended October 31, 2021 and 2020, respectively. The effective tax rate for the three months ended October 31, 2021 and 2020 was 15.1% and (1.4)%, respectively. The Company recorded an income tax provision for/(benefit from) of $(1.3) million and $0.3 million for the nine months ended October 31, 2021 and 2020, respectively. The effective tax rate for the nine months ended October 31, 2021 and 2020 was 3.6% and (1.6)%, respectively.

The provision for/(benefit from) income taxes recorded for the three and nine months ended October 31, 2021 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business, as well as from deductions related to stock option exercises by our international employees. The primary difference between the effective tax rate and the federal statutory rate is the full valuation allowance the Company established on the U.S. federal and state net operating losses and credits. The Company continues to maintain a full valuation allowance against its U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

On March 11, 2021, the American Rescue Plan was enacted. The Company reviewed the provisions of the new law and determined it has no material impact for the three and nine months ended October 31, 2021.
15. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common shareholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Braze, Inc.	$(8,722)	$(8,813)	$(33,784)	$(21,208)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	20,874	18,861	20,455	17,778
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(157)	(228)	(211)	(219)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	20,717	18,633	20,244	17,559
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.42)	$(0.47)	$(1.67)	$(1.21)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common shareholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Convertible preferred stock on an as-converted basis	62,831	62,831	62,831	62,831
Options to purchase common stock	12,023	11,248	12,023	11,248
Restricted stock units	1,468	—	1,468	—
Warrants to purchase common stock	218	218	218	218
Total	76,540	74,297	76,540	74,297

16. Related Party Transactions

In May 2021, the chief financial officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.3 million and $0.2 million during the three months ended October 31, 2021 and 2020, respectively and $0.8 million and $0.5 million during the nine months ended October 31, 2021 and 2020, respectively.
17. Subsequent Events
Closing of IPO

On November 19, 2021, we completed our IPO through which we issued and sold 7,500,000 shares of Class A common stock at a price per share of $65.00. We received aggregate proceeds of approximately $457.1 million from the IPO, after deducting underwriting discounts and related offering expenses. In addition, the selling stockholders, named in the Final Prospectus sold an additional 1,300,000 shares of Class A common stock, for which we did not receive any proceeds.

Immediately prior to the completion of the IPO, our eighth amended and restated certificate of incorporation went into effect. As a result, our authorized capital stock consists of 2,000,000,000 shares of Class A common stock, par value $0.0001 per share, 110,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share.

Impact of IPO on RSUs

As discussed in Note 12, Stock-Based Compensation, the performance-based vesting condition in relation to the then outstanding RSUs was not deemed satisfied as of October 31, 2021, as the closing of an initial public offering event is not deemed probable until consummated, and no stock-based compensation for the RSUs is reflected in the periods presented. The Company will begin to record stock-based compensation vesting of RSUs in connection with the IPO using the accelerated attribution method during the fourth quarter of the fiscal year ended January 31, 2022. Upon completion of the IPO, the Company recognized compensation expense of $16.1 million related to RSUs granted to employees and directors that were subject to performance-based vesting conditions that were satisfied upon completion of the IPO.

Convertible Preferred Stock and Warrants

In connection with the IPO, (i) all then outstanding shares of convertible preferred stock automatically converted into 62.8 million shares of Class B common stock and (ii) all then outstanding common stock warrants were net exercised pursuant to their terms for an aggregate of 216,354 shares of Class B common stock.

2021 Equity Incentive Plan

In November 2021, the Board and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on the date of the underwriting agreement related to the IPO. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Equity Incentive Plan. We have reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by the Board no later than the February 1 increase.

Employee Stock Purchase Plan

In November 2021, the Board and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the underwriting agreement related to the IPO. Following completion of the IPO, the ESPP authorizes the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

Leases

In November and December 2021, we entered into noncancellable operating leases for additional office space in Chicago and Austin. The lease terms expire at various dates through 2028 with minimum lease payments in aggregate of $11.9 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2021 that are included in our final prospectus that forms a part of the Registration Statement on Form S-1 (File No. 333-260428) for our initial public offering of our Class A common stock, or the IPO, filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on November 18, 2021, or the Final Prospectus. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
Braze is a leading comprehensive customer engagement platform that powers customer-centric interactions between consumers and brands. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. Using our platform, brands ingest and process customer data in real time, orchestrate and optimize contextually relevant, cross-channel marketing campaigns, and continuously evolve their customer engagement strategies.

Our customers include many established global enterprises and leading technology innovators, and span a wide variety of sizes and industries, including retail, eCommerce, media, entertainment and on-demand services.

We primarily generate revenue from the sale of subscriptions to customers for the use of our platform. Our subscription fees are principally based on an upfront commitment by our customers for a specific number of monthly active users, on a cost-per-message basis for volume of email and/or SMS messages sent, platform access and/or support and certain add-on products. Additionally, we provide professional services, which better enable customers to successfully onboard and use our platform, including certain premium professional services such as email deliverability support and dedicated technical support staff.

We employ a land-and-expand business model centered around offering products that are easy to adopt and have a rapid time to value. We expand our reach within existing customers when our customers add new channels, purchase additional subscription products such as Braze Currents, implement new engagement strategies, or onboard new business units and geographies. We also grow as our customers grow because our pricing is based in large part on the number of consumers that our customers reach and the volume of messages our customers send. Accordingly, as our customers increase the use of our platform and increase the number of end users reached via our platform, the value of our contracts with such customers also increases.

We have grown significantly in recent periods. We generated revenue of $64.0 million and $39.3 million in the three months ended October 31, 2021 and 2020, respectively, representing year-over-year growth of 62.6%, and $167.6 million and $107.3 million in the nine months ended October 31, 2021 and 2020, respectively, representing year-over-year growth of 56.3%. We had net losses of $9.1 million and $8.8 million in the three months ended October 31, 2021 and 2020, respectively, and $34.8 million and $21.2 million, in the nine months ended October 31, 2021 and 2020, respectively. We had net cash used in operating activities of $10.9 million and $6.1 million in the nine months ended October 31, 2021 and 2020, respectively. Our Non-GAAP free cash flow was $(13.8) million and $(9.8) million in the nine months ended October 31, 2021 and 2020, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash used in operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology. As of October 31, 2021, we had 1,247 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

We define a customer as the separate and distinct, ultimate parent-level entity that has an active subscription with us to use our products. A single organization could have multiple distinct contracting divisions or subsidiaries, all of which together would be considered a single customer.

Expanding Within Our Existing Customer Base

We believe we can achieve significant growth by expanding sales within our existing customer base. We expand the use of our platform by existing customers by, among others, adding new channels and increasing the messaging volume we sell to our customers as their businesses and needs continue to grow. We intend to continue to invest in developing and enhancing our products and functionality. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions, the ability of our customers to attract new end users, competition, pricing and overall changes in our customers’ spending levels.

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of October 31, 2021, we had 3.5 billion monthly active users, up from 3.0 billion monthly active users as of January 31, 2021. Currently, our in-product messaging channels consist of Content Cards, which embed personalized content into a brand’s website or application, and in-app and in browser messages. Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertisements and multiple over-the-top media services and connected TV channels.

In addition to monthly active users, we have a history of increasing annual recurring revenue, or ARR, from our customers. We define ARR as the annualized value of customer subscription contracts, including certain premium professional services that are subject to contractual subscription terms, as of the measurement date, assuming any contract that expires during the next 12 months is renewed on its existing terms (including contracts for which we are negotiating a renewal). Our calculation of ARR is not adjusted for the impact of any known or projected future events (such as customer cancellations, expansion or contraction of existing customers relationships or price increases or decreases) that may cause any such contract not to be renewed on its existing terms. Our ARR may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels. ARR should be viewed independently of revenue and does not represent our GAAP revenue on an annualized basis or a forecast of revenue, as it is an operating metric that can be impacted by contract start and end dates and renewal rates.

For clarity, we use annualized invoiced amounts per customer subscription contract, including certain premium professional services that are subject to contractual subscription terms, as compared to revenue calculated in accordance with GAAP, to calculate our ARR. Our invoiced amounts are not matched to the performance obligations associated with the underlying subscription contract and premium professional service obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. For our revenue calculated in accordance with GAAP, we recognize revenue related to contracts with customers in an amount that reflects the consideration to which we expect to be entitled in exchange for subscription and professional services. In the Final Prospectus, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” for additional information regarding how we recognize revenue on a GAAP basis. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended October 31, 2021 and October 31, 2020 was 126% and 124%, respectively, for all our customers, and 136% and 134%, respectively, for our customers with ARR of $500,000 or more. In addition, 97 and 67 of our customers had ARR of $500,000 or more as of October 31, 2021 and October 31, 2020, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the nine months ended October 31, 2021 and 2020, approximately 40% and 39% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. For example, in the second half of fiscal year 2021, we entered into a joint venture with our partner Japan Cloud Computing Co., Ltd., to facilitate further expansion into the Japanese market. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We are focused on investing in research and development to continue to enhance our platform. For example, we continue to develop our artificial intelligence capabilities to enable brands to better analyze and act on customer data. We believe our market-driven product development approach maximizes the return on new feature development and channel expansion. Our customers consistently volunteer to participate in the testing of new products, which indicates their appetite for new and innovative functionality. We believe our continued innovation will provide new avenues for growth through which we will continue to deliver differentiated outcomes for our customers. We intend to continue to invest in building additional products that expand our capabilities and facilitate the extension of our platform to new channels and use cases.

Impact of COVID-19 on Our Business

Beginning in January 2020, the COVID-19 pandemic has caused general business disruption worldwide. In response to the spread of COVID-19, substantially all of our employees currently work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may continue to take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

While we do not believe our results of operations, cash flows and financial condition have been materially impacted due to the COVID-19 pandemic to date, we have experienced, and may continue to experience, a modest adverse impact on certain aspects of our business, including a lengthening of the sales cycle for some prospective customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in the volume of messaging utilized by our existing customers. Moreover, we have seen slower growth in certain operating expenses due to reduced business travel, the virtualization or cancellation of customer and employee events and reduced lease obligations. While a reduction in these operating expenses may have an immediate positive impact on our results of operations, we do not yet have visibility into the full impact this will have on our business and we do not know if or when these expenses will return to pre-pandemic levels, which could negatively impact our results of operations in the future.

Certain of our customers negatively impacted by the spread of COVID-19 have decreased or delayed their spending, requested pricing discounts, requested modified payment terms or sought to reduce their commitments when renewing subscriptions, and they may continue to do so, any of which may result in decreased revenue and cash receipts for us. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. Our customers that were positively impacted by increased demand during the COVID-19 pandemic may have similar requests or experience similar issues if this increased demand does not continue in the recovery from the COVID-19 pandemic.

Additionally, we cannot predict what, if any, changes to our business and the global economy generally will persist following the COVID-19 pandemic or how our business or the global economy will be impacted as restrictions on in-person activities are relaxed and the world returns to pre-pandemic normalcy. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. For additional details, see the section titled “Risk Factors.”

Components of Results of Operations

Revenue

Revenue is derived from two primary sources: (1) subscription services and (2) professional services and other.

Subscription services primarily consist of access to our customer engagement platform and related customer support. Our customers enter into a subscription for committed contractual entitlements. To the extent that our customers’ usage exceeds the committed contractual entitlements under their subscription plans, they are charged for excess usage, or they may exercise an option to purchase an incremental volume tier of committed contractual entitlements. Revenue associated with platform subscriptions is recognized ratably over the contract term, which is consistent with the period over which services are provided to the customer. Fees associated with excess usage and incremental volume are also treated as subscription revenue. To date, fees associated with excess usage have not been material.

Professional services and other revenue consists of fees for distinct services rendered in training and assisting our customers to configure our platform for their use at the onset of their initial contract or when a new product is purchased. Such revenue is generally recognized over a period of up to six months from providing access to the platform. We also provide additional platform and feature enhancement and optimization services which are generally recognized ratably over the contract term.

Deferred revenue consists of customer billings in advance of revenue being recognized. We generally invoice our customers for subscription services arrangements annually in advance and for professional services upfront.

Cost of Revenue

Cost of revenue consists of direct costs related to providing platform access to our customers and to performing onboarding and professional services including consulting services. These costs primarily include payments to third-party cloud infrastructure providers for hosting software solutions, costs associated with application service providers utilized to deliver the platform, personnel-related costs, including salaries, cash-based performance compensation, benefits and stock-based compensation, and overhead cost allocations, including rent, utilities, depreciation, information technology costs, amortization of internal use software and certain administrative personnel costs.

We intend to continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capabilities of our platform. The level, timing and relative investment in our infrastructure could affect our cost of revenue in the future. We expect our cost of revenue to increase for the foreseeable future as we continue to grow our business.

Gross Profit and Gross Margin

Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue and cost of revenue fluctuates, including as a result of the timing and amount of resources we dedicate to improving our platform and expanding our products.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs, including salaries, cash-based performance compensation, benefits and stock-based compensation, are the most significant component of operating expenses. Operating expenses also include allocated overhead costs, which include rent, utilities, depreciation, information technology costs and certain administrative personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for our sales and marketing organization, sales commissions, costs related to brand awareness, sponsorships, customer marketing events and advertising, agency costs, travel-related expenses and allocated overhead costs.

We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term, we expect travel expenses to remain lower than our historical norms as we focus our marketing and sales activities on virtual platforms. However, we expect our sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing activities to acquire new customers and increase sales to existing customers.

Research and Development

Research and development expenses consist primarily of personnel costs for our engineering, service, design and information technology teams. Additionally, research and development expenses include allocated overhead costs and contractor fees. Research and development costs are expensed as incurred. Capitalized internal-use software development costs are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and amortized to cost of revenue over the software’s expected useful life, which is generally three years.

We expect to continue our investment in research and development to enhance the user experience of our current customers and attract new customers. We expect research and development expenses to increase in absolute dollars as we continue to invest in enhancing our platform.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and other administrative functions, as well as non-personnel costs such as legal, accounting and other professional service fees, software costs, certain tax, license and insurance-related expenses and allocated overhead costs.

We expect that general and administrative expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future but decrease as a percentage of revenue over the long term, as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for directors’ and officers’ insurance, investor relations and professional services.

Investment Income

Investment income consists primarily of income earned on our investments, cash and cash equivalents and restricted cash.

Other Income (Expense), Net

Other income (expense), net, primarily consists of net exchange gains or losses on foreign currency transactions.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$63,968	$39,332	$167,601	$107,261
Cost of revenue (1)	19,174	14,431	53,736	39,232
Gross profit	44,794	24,901	113,865	68,029
Operating expenses:
Sales and marketing (1)	29,568	19,137	81,411	50,198
Research and development (1)	12,738	7,410	36,130	20,169
General and administrative (1)	12,936	7,142	31,947	19,296
Total operating expenses	55,242	33,689	149,488	89,663
Loss from operations	(10,448)	(8,788)	(35,623)	(21,634)
Other income (expense):
Investment income	18	147	104	736
Other (expense) income, net	(236)	(63)	(587)	22
Loss before provision for income taxes	(10,666)	(8,704)	(36,106)	(20,876)
(Benefit from) provision for income taxes	(1,608)	118	(1,282)	341
Net loss	$(9,058)	$(8,822)	$(34,824)	$(21,217)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$164	$205	$531	$405
Sales and marketing	1,586	908	5,881	1,963
Research and development	1,622	627	5,780	1,284
General and administrative	2,058	535	5,844	1,350
Total	$5,430	$2,275	$18,036	$5,002

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	30	37	32	37
Gross profit	70	63	68	63
Operating expenses:
Sales and marketing	46	49	49	47
Research and development	20	19	21	19
General and administrative	20	17	19	18
Total operating expenses	86	85	89	84
Loss from operations	(16)	(22)	(21)	(21)
Other income (expense):
Investment income	—	—	—	2
Other (expense) income, net	(1)	—	(1)	—
Loss before (benefit of) provision for income taxes	(17)	(22)	(22)	(19)
(Benefit of) provision for income taxes	(3)	—	(1)	1
Net loss	(14)%	(22)%	(21)%	(20)%

Comparison of the Three Months Ended October 31, 2021 and October 31, 2020
Revenue

	Three Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Revenue	$63,968	$39,332	$24,636	62.6%
The increase in revenue of $24.6 million, or 62.6%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by an increase in subscription fees with existing customers as a result of expansion in committed entitlements and features, and an increase in the number of customers from 1,247 as of October 31, 2021 compared to 841 as of October 31, 2020. Approximately 47.5% of the increase in revenue was attributable to the growth from existing customers, and the remaining 52.5% was attributable to new customers. Additionally, in the three months ended October 31, 2021 our international revenue increased by $10.4 million.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Cost of revenue	$19,174	$14,431	$4,743	32.9%
Gross profit	$44,794	$24,901	$19,893	79.9%
Gross margin	70.0%	63.3%
The increase in cost of revenue of $4.7 million, or 32.9%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by an increase of $3.6 million in hosting, infrastructure and other third-party fees associated with delivering our platform and an increase in personnel costs and overhead costs of $0.6 million. The increased infrastructure and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $19.9 million, or 79.9%, in the three months ended October 31, 2021 compared to the three months ended October 31, 2020, and our gross margin increased by 6.7% in the three months ended October 31, 2021 from

63.3% in the three months ended October 31, 2020. These increases were due to economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue. In addition, we have undertaken initiatives to optimize the costs of our tech stack and drive personnel efficiencies related to customer support functions.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Sales and marketing	$29,568	$19,137	$10,431	54.5%
The increase in sales and marketing expense of $10.4 million, or 54.5%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by an increase in personnel costs and overhead costs of $7.1 million primarily as a result of a year-over-year increase in headcount with a corresponding increase in software and recruiting fees of $0.5 million as we continue to expand our sales and marketing presences globally. Additionally driven by, an increase in amortization of deferred contract costs of $1.6 million as a result of sales growth, an increase of $0.5 million in travel and entertainment due to the loosening of COVID-19 travel and event restrictions, and an increase in advertising and marketing costs of $0.4 million.
Research and Development Expense

	Three Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Research and development	$12,738	$7,410	$5,328	71.9%

The increase in research and development expense of $5.3 million, or 71.9%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by an increase of personnel and overhead costs of $4.7 million. The increase in personnel costs was primarily due to a period-over-period increase in headcount. In addition, consulting and recruiting fees increased $0.3 million and infrastructure and software costs increased $0.3 million as part of our strategy to continue investing in our technology and to develop new and improve existing functionalities for our platform.

General and Administrative Expense

	Three Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
General and administrative	$12,936	$7,142	$5,794	81.1%

The increase in general and administrative expenses of $5.8 million, or 81.1%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by an increase in personnel and overhead costs of $3.9 million. The increase in personnel costs was primarily due to a period-over-period increase in headcount as we continue to invest in our finance and administrative functions to support the growth of our business. In addition, there was an increase in indirect tax liabilities of $0.8 million and finance and legal consulting services of $0.4 million incurred in connection with our public company readiness initiatives, including investments in our infrastructure to support our operations.

Other Income (Expense)

	Three Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Investment income	$18	$147	$(129)	(87.8)%
Other (expense) income, net	$(236)	$(63)	$(173)	274.6%

Other income (expense), which primarily consists of gains and losses from foreign exchange and investment income from marketable securities, was not material for either the three months ended October 31, 2021 or the three months ended October 31, 2020.

Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Revenue	$167,601	$107,261	$60,340	56.3%
The increase in revenue of $60.3 million, or 56.3%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by an increase in subscription fees with existing customers as a result of expansion in committed entitlements and features and an increase in the number of customers to 1,247 at October 31, 2021 from 774 at October 31, 2020. Approximately 57.2% of the increase in revenue was attributable to the growth from existing customers, and the remaining 42.8% was attributable to new customers. Additionally, in the nine months ended October 31, 2021 our international revenue increased by $24.9 million.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Cost of revenue	$53,736	$39,232	$14,504	37.0%
Gross profit	$113,865	$68,029	$45,836	67.4%
Gross margin	67.9%	63.4%
The increase in cost of revenue of $14.5 million, or 37.0%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by a $11.5 million increase in hosting, infrastructure and other third-party fees associated with delivering our platform and an increase in personnel costs and overhead costs of $1.7 million. These increased infrastructure and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $45.8 million, or 67.4%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, and our gross margin increased by 4.5% in the nine months ended October 31, 2021 from 63.4% in the nine months ended October 31, 2020. These increases were due to economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue. In addition, we have undertaken initiatives to optimize the costs of our tech stack and drive personnel efficiencies related to customer support functions.

Operating Expenses
Sales and Marketing Expense

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Sales and marketing	$81,411	$50,198	$31,213	62.2%
The increase in sales and marketing expense of $31.2 million, or 62.2%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by an increase in personnel costs and overhead costs of $21.4 million as a result of a year-over-year increase in headcount, including as a result of a secondary transaction during the period in connection with the purchase by an existing investor of the company of shares of our common stock from certain employees, with a corresponding increase in software fees of $1.2 million as we continue to expand our sales and marketing presences globally. In addition, the increase was related to amortization of deferred contract costs of $5.3 million as a result of sales growth, and an increase in advertising and marketing costs of $2.5 million due to an increase in regional marketing events.

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Research and development	$36,130	$20,169	$15,961	79.1%

The increase in research and development expense of $16.0 million, or 79.1%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by an increase of personnel and overhead costs of $14.5 million as a result of a year-over-year increase in headcount, including as a result of a secondary transaction during the period in connection with the purchase by an existing investor of the company of shares of our common stock from certain employees. In addition, consulting and recruiting fees increased $0.9 million and infrastructure and software costs increased $0.6 million as part of our strategy to continue investing in our technology and to develop new functionalities for our platform. In stock-based compensation expense primarily as a result of our fiscal year 2020 secondary transactions in connection with the purchase by an existing investor of shares of our common stock from certain employees.

General and Administrative Expense

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
General and administrative	$31,947	$19,296	$12,651	65.6%

The increase in general and administrative expenses of $12.7 million, or 65.6%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by an increase in personnel and overhead costs, excluding stock-based compensation, of $5.7 million primarily due to a year-over-year increase in headcount as we continue to invest in our finance and administrative functions to support the growth of our business and also related to a $4.5 million increase in stock-based compensation expense, including as a result of a secondary transactions during the period in connection with the purchase by an existing investor of the company of shares of our common stock from certain employees. In addition, the increase was related to finance and legal consulting services of $1.8 million incurred in connection with compliance costs and expenses in supporting our public company readiness initiatives and an increase in indirect tax liabilities of $1.2 million. These increases were offset by lower bad debt expense of $1.7 million as a result of prior period charges driven by the uncertainty related to the COVID-19 pandemic.

Other Income (Expense)

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	($ in thousands)
Investment income	$104	$736	$(632)	(85.9)%
Other (expense) income, net	$(587)	$22	$(609)	n/m
n/m-not meaningful

Investment income was $0.1 million for the nine months ended October 31, 2021 as compared to $0.7 million for the nine months ended October 31, 2020, which primarily consisted of investment income from marketable securities in each period. The decrease in the nine months ended October 31, 2021 to the nine months ended October 31, 2020 was primarily related to a reduction in marketable securities, investments with shorter time to maturity, and decrease in global interest rates during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020.

Other income (expense), net for the nine months ended October 31, 2021 and nine months ended October 31, 2020 primarily consists of gains and losses from foreign exchange.
Liquidity and Capital Resources
As of October 31, 2021, our principal source of liquidity was cash, cash equivalents and marketable securities of $76.9 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and overnight short-term repurchase agreements that are started at fair value.

In November 2021, we closed our IPO through which we issued and sold 7,500,000 shares of our Class A common stock at an offering price of $65.00 per share, including 800,000 shares pursuant to the underwriters’ overallotment option to purchase additional shares of our Class A common stock, resulting in aggregate net proceeds to us of $457.1 million after deducting underwriting discounts and commissions and related offering expenses.

Since our inception, we have financed our operations primarily through the net proceeds received from the issuances of our convertible preferred stock and common stock and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $172.0 million as of October 31, 2021, and cash flows from operating activities for the nine months ended October 31, 2021 of $(10.9) million. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure and increased general and administrative expenses to support being a publicly-traded company.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our unaudited condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of October 31, 2021, we had total deferred revenue of $98.6 million, of which $98.4 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(10,868)	$(6,100)
Net cash provided by investing activities	$19,789	$19,644
Net cash provided by financing activities	$4,604	$5,100

Operating Activities
For the nine months ended October 31, 2021, net cash used in operating activities was $10.9 million, primarily due to a net loss of $34.8 million adjusted for non-cash charges of $33.9 million and net changes in our operating assets and liabilities of $10.0 million. The non-cash adjustments primarily relate to stock-based compensation of $18.0 million, amortization of deferred contract costs of $13.2 million and depreciation and amortization expense of $2.1 million. The cash outflow from changes in our operating assets and liabilities were primarily due to deferred contract costs, prepaid expenses and other current assets, and accrued expenses and other current liabilities, of $20.9 million, $4.4 million and $3.9 million, respectively, as a result of commissions for new bookings and renewals, timing of payments to third-party vendors for software subscriptions, and prepayments for third-party software fees. The cash outflow was offset by cash inflows primarily from deferred revenue of $23.6 million as a result of timing of subscriptions and renewals and accounts payable of $0.8 million.

For the nine months ended October 31, 2020, net cash used in operating activities was $6.1 million, primarily due to a net loss of $21.2 million adjusted for non-cash charges of $15.4 million and net changes in our operating assets and liabilities of $0.3 million. The non-cash adjustments primarily relate to stock-based compensation of $5.0 million, amortization of deferred contract costs of $7.6 million and depreciation and amortization expense of $1.0 million. The cash outflow from changes in our operating assets and liabilities was primarily due to deferred contract costs of $12.2 million, as a result of commissions for new bookings and renewals. The cash outflows were offset by cash inflows primarily from accrued expenses and other current liabilities, deferred revenue and accounts receivable of $4.5 million, $4.4 million, and $1.4 million, respectively, as a result of the timing of payments to third-party vendors for software subscriptions and timing of subscriptions and renewals.
Investing Activities
Net cash provided by investing activities was $19.8 million for the nine months ended October 31, 2021, primarily consisting of maturities of marketable securities of $55.6 million, partially offset by purchases of marketable securities of $32.9 million, purchases of property and equipment of $1.1 million and capitalized internal-use software costs of $1.8 million.

Net cash provided by investing activities was $19.6 million for the nine months ended October 31, 2020, primarily consisting of maturities of marketable securities of $72.4 million, partially offset by purchases of marketable securities of $49.0 million, purchases of property and equipment of $2.1 million and capitalized internal-use software costs of $1.7 million.
Financing Activities
Net cash provided by financing activities was $4.6 million for the nine months ended October 31, 2021, primarily consisting of the proceeds from the exercise of common stock options of $4.6 million and an investment from our redeemable non-controlling interest in connection with our joint venture Braze KK of $2.5 million, partially offset by payments of deferred offering costs of $2.5 million.

Net cash provided by financing activities was $5.1 million for the nine months ended October 31, 2020, primarily consisting of the proceeds from the exercise of common stock options of $2.7 million and an investment from our redeemable non-controlling interest in connection with our joint venture Braze KK of $2.5 million.
Non-GAAP Free Cash Flow
We report our financial results in accordance with GAAP. To supplement our unaudited condensed consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Our management uses free cash flow to assess our operating performance and our progress towards our goal of positive free cash flow. We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment and amounts capitalized for internal-use software development costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (1) it is not a substitute for net cash used in operating activities, (2) other companies may calculate free cash flow or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison, and (3) the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(10,868)	$(6,100)
Less:
Purchases of property and equipment	(1,110)	(2,050)
Capitalized internal-use software costs	(1,842)	(1,674)
Non-GAAP Free cash flow	$(13,820)	$(9,824)
Net cash provided by investing activities	$19,789	$19,644
Net cash provided by financing activities	$4,604	$5,100
Our free cash flow decreased for the nine months ended October 31, 2021 from the nine months ended October 31, 2020, primarily as a result of continued investment in our sales and marketing function and in our infrastructure to support the growth of our business and our operations as a public company. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our operating leases, which are primarily for office space. The contractual commitment amounts are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the commitments amount. For additional discussion on our operating leases and other commitments, see Note 13, Commitments and Contingencies, to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Seasonality

We may experience seasonality in our cost of revenue as a result of our customers’ increase usage of our platform based on their business demands. We typically experience the highest sequential increase in overall messaging volume and compute and storage requirements during the fourth quarter due to the increased activity related to the holiday season and general customer engagement efforts around the end of the calendar year.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and estimates from those previously reported and disclosed in our Final Prospectus. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Final Prospectus provides a more complete discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

Section 107(b) of the Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt some of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our unaudited condensed consolidated financial statements to those of other public companies more difficult.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. Nonetheless, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $76.9 million as of October 31, 2021, of which $34.9 million was invested in government bonds, commercial paper, corporate debt securities and asset-backed securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of October 31, 2021, a hypothetical 10% change in interest rates would not have had a material impact on the value of our cash, cash equivalents, or available-for-sale investments. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

Foreign Currency Exchange Rate Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. Substantially all of our sales are denominated in U.S. dollars. Our only sales denominated in a currency other than the U.S. dollars are our sales in Japan, which are denominated in Yen. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily the United States, United Kingdom, Singapore and Japan. Our consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Gains or losses due to transactions in foreign currencies are included in interest and other income, net in our consolidated statements of operations.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. To date we have not engaged in the hedging of foreign currency transactions, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our realized and unrealized gains (losses) on foreign exchange transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Offer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2021 because of the material weaknesses in internal control over financial reporting as disclosed below under “—Material Weaknesses” and in the section titled “Risk Factors—We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected” included elsewhere in this Quarterly Report on Form 10-Q.

Notwithstanding our material weaknesses in internal control over financial reporting described below, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Final Prospectus, we have identified three material weaknesses in our internal controls, the first over the financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls, the second over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the third related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness. We are working to remediate these material weaknesses through the development and implementation of processes and controls over the financial reporting process. For more information regarding our remediation efforts, see section titled “Risk Factors—We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may become involved in various legal proceedings arising from the normal course of business activities. As of the date of this Quarterly Report on Form 10-Q, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings can be costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face.  Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors is realized, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.  In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•We have a limited operating history operating at our current scale, and our future results of operations may fluctuate significantly due to a wide range of factors, which make it difficult to forecast our future results of operations.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•The estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•We face intense competition, including from well-established companies that offer products that compete with ours. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.
•If we are unable to attract new customers and renew existing customers, our business, financial condition and results of operations will be adversely affected.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, or changing regulations, or to changing customer or consumer needs, requirements or preferences, our platform may become less competitive.
•We are substantially dependent upon customers renewing their subscriptions to, and expanding their use of, our platform to maintain and grow our revenue, which requires us to scale our platform infrastructure and business quickly enough to meet our customers’ growing needs. If we are not able to grow in an efficient manner, our business, financial condition and results of operations could be harmed.
•Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to expand our customer base and achieve broader market adoption of our platform and products.
•We are dependent on a single platform, and the failure to achieve continued market acceptance of our platform could cause our results of operations to suffer.
•If our platform fails to perform properly or there are defects or disruptions in the rollout of our platform updates or enhancements, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
•We may need to reduce prices or change our pricing model to remain competitive.

•Our business depends on our ability to send consumer engagement messages, including emails, SMS and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition and results of operations.
•We rely upon third-party providers of cloud-based infrastructure, including Amazon Web Services, to host our products. Any disruption in the operations of these third-party providers or limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
•We are subject to stringent and changing laws and regulations, industry standards and contractual obligations related to privacy, data security and data protection. The restrictions and costs imposed by these requirements and our actual or perceived failure to comply with them, could harm our business.
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.
•Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could have a negative impact on our business.
•We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors or vulnerabilities in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.
•We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
•The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and significant holders of our capital stock, which limits the ability of holders of our Class A common stock to influence the outcome of important transactions.

Risks Related to Our Growth and Capital Requirements

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $167.6 million and $107.3 million for the nine months ended October 31, 2021 and 2020, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

•expand subscriptions for our platform to our existing customers;
•expand the products for and functionality of our platform and achieve market acceptance for them;
•attract new customers, particularly in verticals and organizations where we have already experienced revenue growth;
•succeed in selling our products outside the United States;
•continue to partner with existing customers to improve our platform and its products and functionality;
•keep pace with technological developments;
•price our platform subscriptions effectively;
•provide our customers with support that meets their needs;
•successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives and, as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain revenue growth, our stock price could be volatile, it may be difficult to achieve and maintain profitability, and our business, financial condition and results of operations may be adversely affected. The adverse effect on our results of operations resulting from a failure to achieve our revenue expectations may be particularly acute because of the significant research, development, marketing, sales and other expenses we expect to incur.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings and, more recently, sales of subscriptions to our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition and results of operations. If we incur debt, the debt holders would have rights senior to holders of our Class A common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

We have a limited operating history operating at our current scale, and our future results of operations may fluctuate significantly due to a wide range of factors, which make it difficult to forecast our future results of operations.

We were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited operating history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our results of operations may fluctuate significantly from period to period due to many factors, many of which are outside of our control, including:

•failure to execute on our growth strategies;
•the level of demand for our platform;
•the rate of renewal of subscriptions with, and extent of sales of additional subscriptions to, existing customers;
•the size, timing, duration and pricing and other terms of our subscription agreements with existing and new customers;
•the introduction of new products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by our competitors;
•network outages, security breaches and other cyber-attacks, technical difficulties with or interruptions to our platform;
•customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;
•changes in customers’ budgets;
•seasonal variations related to sales and marketing and other activities, such as expenses related to our customers’ increased usage of our platform and products during the fourth quarter;
•our ability to increase, retain and incentivize the strategic partners that market and sell our platform;
•the timing of growth of our business, in particular through our hiring of new employees and international expansion;
•our ability to control our operating expenses and other costs;
•our ability to hire, train and maintain our direct sales team;
•unforeseen litigation and inability to enforce, protect or defend our intellectual property, or claims of infringement by third parties;
•the timing of our adoption of new or revised accounting pronouncements applicable to us and the impact on our results of operations;
•fluctuations in our effective tax rate; and
•general economic and political conditions, as well as economic conditions specifically affecting industries in which our customers operate.

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $32.0 million for the fiscal year ended January 31, 2021 and a net loss of $34.8 million and $21.2 million for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, we had an accumulated deficit of $172.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

•our technology infrastructure and operations, including systems architecture, scalability, availability, performance and security;
•our sales and marketing organization, to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•platform development, including investments in our platform development team and the development of new products and functionality for our platform as well as investments in further improving our existing platform and infrastructure;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including increased insurance, legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial condition and results of operations will be adversely affected, and we may not be able to achieve or maintain profitability over the long term.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by the economic uncertainty associated with the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

Risks Related to Our Business and Our Brand

We face intense competition, including from well-established companies that offer products that compete with ours. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Leanplum, MailChimp and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. Some of our larger competitors also have substantially broader product lines and market focus and therefore may not be as susceptible to downturns in a particular market. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with one or more of our platform offerings. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Competitors may also consolidate with existing service providers or strategic partners that we rely on, and as a result we could lose partnerships that are difficult to replace. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete.

Some of our larger competitors may use their broader product offerings to compete with us, including by bundling their competitive products with other products being purchased from that company by a customer or by restricting access to their technology platforms thereby making it more difficult for customers to integrate the use of our platform with other competitor products. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Furthermore, potential customers may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our platform and products. These competitive pressures in our market, or our failure to compete effectively, may result in price reductions, fewer sales, reduced revenue and gross margins, increased net losses and loss of, or failure to expand, our market share. Any failure to address these challenges could harm our business, financial condition and results of operations.

If we are unable to attract new customers and renew existing customers, our business, financial condition and results of operations will be adversely affected.

To increase our revenue, we must continue to attract new customers and retain, and sell more products to, existing customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing products in which many enterprises have invested substantial personnel and financial resources and, therefore, may be reluctant or unwilling to abandon. In addition, as our market matures, our products evolve and competitors introduce lower cost or differentiated products that are perceived to compete with our platform, products and services, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by other companies that operate in adjacent markets and compete with our products. In addition, the value of our products and services to our customers depends, in part, on our customers’ ability to use them as part of an overall effective marketing strategy. To the extent our customers’ marketing strategies are not effective, they may reduce the use of our products and services or fail to renew their existing contracts. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, or changing regulations, or to changing customer or consumer needs, requirements or preferences, our platform may become less competitive.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. For instance, the SEC has recently indicated that it may increase regulatory focus on the use of customer engagement tools in the financial services industry, and we cannot predict if other regulators will take similar actions in other markets in the future. Any regulatory restrictions on the use of customer engagement tools from the SEC or other domestic or foreign regulators could have the effect of reducing demand for our platform in this and other markets. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected.

The success of our platform depends, in part, on our ability to continuously modify and enhance our platform to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations with our customers’ infrastructure that we will need to support will continue to expand as developers adopt new software solutions, and we will have to develop new versions of our platform to work with those new solutions. This development effort may require significant engineering, sales and marketing resources, all of which could adversely affect our business. Any failure of our platform to operate effectively with customer infrastructures could reduce the demand for our platform, and our business, financial condition and results of operations may be adversely affected.

We are substantially dependent upon customers renewing their subscriptions to, and expanding their use of, our platform to maintain and grow our revenue, which requires us to scale our platform infrastructure and business quickly enough to meet our customers’ growing needs. If we are not able to grow in an efficient manner, our business, financial condition and results of operations could be harmed.

As usage of our platform grows and as customers use it for more complex projects, we may need to devote additional resources to improving our platform architecture, updating our platform’s products and functionality, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business as well as grow our partner services network to serve our growing customer base, particularly as our customer base expands over time. Our ability to scale our business is dependent on our ability to maintain and grow our revenue through new and renewed customer subscriptions to our platform, from which we derive substantially all of our revenue. We cannot assure you that we will be able to renew subscriptions with any of our customers at the same or higher contract value. In addition, some customers have multiple order forms with different divisions of their entities, which could increase the complexity of negotiating renewals.

The market for customer engagement products is still evolving, and competitive dynamics may cause our pricing to change as the market matures and as existing and new market participants introduce new types of products and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for our subscriptions and may be required to offer terms less favorable to us for new and renewal agreements, particularly for mid- to large-size enterprises that may demand substantial price discounts as part of the negotiation of subscription contracts.

Further, some of our contracts limit the amount we can increase prices from period to period or include pricing guarantees. In the past, we have made certain pricing concessions for customers that were significantly negatively impacted by the COVID-19 pandemic. If our customers do not renew their agreements, require pricing concessions, terminate their agreements as a result of a change of control or otherwise, renew their agreements on terms less favorable to us or fail to purchase additional product subscriptions, our revenue may decline, and as a result our ability to scale our business may be impaired and our business, financial condition and results of operations would likely be harmed as a result.

Any failure of or delay in efforts to scale our business could cause difficulty or delay in deploying our products or functionality to customers, could lead to impaired performance, other declines in quality or customer satisfaction, increased costs, difficulty in introducing new features or other operational inefficiencies or failures. These issues could reduce the attractiveness of our platform to customers, resulting in decreased subscriptions with existing and new customers, lower subscription renewal rates, the issuance of service credits or requests for refunds, which could hurt our revenue growth and our reputation. Even if we can upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention, as well as improvements to our operational and financial controls and reporting systems and procedures. Because of these risks and other inherent risks associated with upgrading, improving and expanding our information technology systems, any needed expansion and improvements to our infrastructure and systems may not be fully or effectively implemented on a timely basis, if at all. Any such expansion efforts may reduce revenue or may not bring the benefits we anticipate, and our business, financial condition and results of operations may be adversely affected.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to expand our customer base and achieve broader market adoption of our platform and products.

Our ability to expand our customer base and achieve broader market adoption of our platform will depend on our ability to expand our sales and marketing operations. We plan to continue expanding our sales team and strategic partners, both domestically and internationally; however, there is no assurance that we will be successful in attracting and retaining talented sales personnel or strategic partners or that any new sales personnel will be able to achieve productivity in a reasonable period of time or at all. We also plan to dedicate significant resources to sales and marketing programs to drive new customer acquisition, as well as engage with customers to promote upsell and cross-sell opportunities. We also engage with industry analysts, consulting firms, marketing service providers, data and technology partners, marketing agencies and other solution partners, business and trade press, and other industry experts who exert considerable influence in our market to promote our platform and our brand. Our business, financial condition and results of operations may be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. In addition, we may not achieve anticipated revenue growth from expanding our sales team if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. If the cost of marketing our platform and products increases or competition reduces the effectiveness of our marketing efforts, our business, financial condition and results of operations may be adversely affected.

We are dependent on a single platform, and the failure to achieve continued market acceptance of our platform could cause our results of operations to suffer.

Substantially all of our revenue is attributable to subscriptions for our cloud-based platform. We expect that we will be substantially dependent on our platform to generate revenue for the foreseeable future. As a result, our results of operations could suffer due to:

•any decline in demand for our platform;
•the failure of our platform to achieve continued market acceptance;
•the market for our platform not continuing to grow, or growing more slowly than we expect;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our platform;
•technological innovations or new standards that our platform does not address;
•incidents or interruptions with third-party service providers, including Apple or Google services, that affect the ability of our customers to use our platform;
•sensitivity to current or future prices offered by us or our competitors;
•our inability to release enhanced versions of our platform on a timely basis;
•the development of new communication channels with which we are not able to adequately integrate our platform; and
•changes to mobile devices and platforms that prevent or degrade the functionality of our platform, or our inability to maintain interoperability of our platform with such mobile devices and platforms.

If the market for our platform grows more slowly than anticipated or if demand for our products does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers or other factors, we may not be able to grow our revenue, and our business, financial condition and results of operations may be adversely affected.

If our platform fails to perform properly or there are defects or disruptions in the rollout of our platform updates or enhancements, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.

Our platform is inherently complex and may contain material defects or errors. Any defects or errors that impact functionality or that cause interruptions in the availability of our platform could result in:

•loss or delayed market acceptance and subscriptions;
•breach of warranty claims;
•breach of contract claims;
•sales credits or refunds for prepaid amounts;
•loss of customers;
•diversion of development and support resources; and
•injury to our reputation.

The costs we would be forced to incur to correct any material defects or errors could be substantial and could adversely affect our business, financial condition and results of operations.

Our customer agreements often provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability of our platform, we may be contractually obligated to provide these customers with service credits or we could face contract terminations. We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers and, as a result, our services may be impacted in the future, and have been impacted in the past, by unscheduled downtime at such providers that is beyond our control. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers.

Because of the large amount of data that we collect, process, transmit, store and manage, it is possible that hardware failures or errors in our systems could result in data loss or cause the information that we collect to be incomplete which may result in breach of contract claims, damage our reputation or subject us to regulatory fines or investigations. Furthermore, the availability or performance of our platform could be adversely affected by a number of factors outside our control, including customers’ inability to access the internet, the failure of software systems caused by our third-party vendors, security breaches, cyberattacks or variability in user traffic for our services. For example, our customers access our platform through their internet service providers. If a customer’s service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our platform and adversely affect their perception of our platform’s reliability. In addition to potential liability, if we experience interruptions in the availability of our cloud-based platform, our reputation could be adversely affected, and we could lose customers or have difficulty acquiring new customers.

We also provide frequent incremental releases of updates and functional enhancements to our platform. Despite extensive pre-release testing, such new versions occasionally contain undetected errors when first introduced or released. We have, from time to time, found errors in our platform, and new errors in our platform may be detected in the future. Since our customers use our products for important aspects of their business, any errors, defects, disruptions in our platform or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, some of our customers may delay or withhold payment to us, elect not to renew their subscriptions with us, make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable or a decrease in future revenue and earnings, or could cause us to incur the risk or expense of litigation.

We may need to reduce prices or change our pricing model to remain competitive.

Our subscription fees are principally based on an upfront commitment by our customers for a specific number of monthly active users, volume of email, level of platform functionality, volume of SMS messages and certain add-on features. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Customers may demand substantial price discounts as part of the negotiation of subscription agreements. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, financial condition and results of operations.

Our sales cycle with large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales cycles with our large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Large enterprise customers may have a lengthy sales cycle for the evaluation and procurement of our platform. Work-from-home arrangements resulting from, and continuing after, the COVID-19 pandemic may cause a lengthening of these sales cycles or a reduction in sales cycle win rates as we have historically benefited from using face-to-face selling techniques. Any delays in our sales cycles may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially and sometimes extend for over 12 months. Large enterprise customers often view a subscription to our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•the effectiveness of our sales team as we hire and train our new salespeople to sell to large enterprise customers;

•our ability to meet with customers in person during a sales cycle;
•the discretionary nature of purchasing and budget cycles and decisions;
•the obstacles placed by customers’ procurement process;
•economic conditions and other factors impacting customer budgets;
•customers’ familiarity with our products;
•customers’ evaluation of competing products during the purchasing process; and
•evolving customer demands.

Given these factors, it is difficult to predict whether and when a sale will be completed. Consequently, a shortfall in demand for our products and services or a decline in new or renewed contracts in a given period may not significantly reduce our revenue for that period but could negatively affect our revenue in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our business and reputation could be adversely affected if our customers are not satisfied with the integration, implementation, or services provided by us or our partners.

The success of our business depends on our customers’ satisfaction with our platform, the support that we provide for our platform and the services that we provide to help integrate and utilize our platform. Onboarding services may be performed by our own staff, by a third party or by a combination of the two. We have partnered with third parties to increase the breadth, capability and depth of capacity for delivery of these onboarding services to our customers, and third parties provide a significant portion of such support. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, we could incur additional costs to address the deficiency, which would diminish the profitability of the customer relationship. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products to existing and new customers will suffer and our reputation with existing or potential customers will be harmed, even if the dissatisfaction is with services provided by a third-party partner. Further, customer dissatisfaction with our services could impair our ability to expand the subscriptions within our customer base or adversely affect our customers’ renewal of existing subscriptions. In addition, negative publicity related to our customer relationships, regardless of accuracy, may further damage our business by affecting our ability to compete for new business with actual and prospective customers.

Because we generally recognize revenue ratably over the term of each subscription agreement, downturns or upturns in our sales may not be immediately reflected in our financial condition and results of operations.

We recognize revenue ratably over the term of each subscription agreement. Consequently, while a decline in new sales or renewals in any one period may not be reflected in our revenue for that period, this decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally is recognized over the term of the applicable agreement.

If we fail to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining and enhancing our brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. Our brand promotion activities may not generate customer awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may be adversely affected.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may continue to experience rapid growth and organizational change, which may continue to place significant demands on our management and our operational and financial resources. We have also experienced growth in the number of customers, the number of engagements we enable and the amount of data that our infrastructure supports. In particular, acquiring and supporting enterprise customers can require significant resources due to their size, volume of messaging and complexity. Our success will depend in part on our ability to manage this growth effectively. We will require significant capital expenditures and valuable management resources to grow without undermining our culture of innovation, teamwork and attention to customer success, which has been central to our growth so far.

We intend to continue to expand our international operations in the future. Our expansion will continue to place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business, financial condition and results of operations may be adversely affected.

It is important that we maintain a high level of customer services, integration services, technical support and satisfaction as we expand our business. As our customer base continues to grow and as our penetration with existing customers expands, we will need to expand our account management, customer service and other personnel. Failure to manage growth could result in difficulty or delays in launching our platform, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these could adversely impact our business, financial condition and results of operations.

We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.

Our business has experienced strong growth and is complex. We expect this growth to continue and for our operations to become increasingly complex. To manage this growth, we continue to make substantial investments to improve our operational, financial and management controls as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our results of operations. For example, we may not be able to effectively monitor certain contract requirements for specific products. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to provide our platform to our customers, causing us to lose customers, limiting our platform to less significant updates or increasing our technical support costs. If we are unable to manage this complexity, our business, financial condition and results of operations may be adversely affected.

As our customer base continues to grow, we will need to expand our services and other personnel, and maintain and enhance our partnerships, to provide a high level of customer service. We also will need to manage our sales processes as our sales personnel and partner network continue to grow and become more complex and as we continue to expand into new geographies and market segments. If we do not effectively manage this increasing complexity, the quality of our platform and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability to attract and retain customers and expand our customers’ use of our platform.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers, particularly our chief executive officer. We rely heavily on our chief executive officer’s vision, expertise and reputation. We rely on our leadership team for research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change due to the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, particularly our chief executive officer, or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or disability) could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. In addition, partially in response to the COVID-19 pandemic, we have a large, remote workforce, which adds to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Additional stay-at-home, business closure and other restrictive orders may also impact our ability to identify, hire and train new personnel. We recently completed our IPO, and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO. In addition, our recruiting personnel, methodology and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects. Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

If we are unable to maintain our culture and core values as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe our culture and core values are critical to our success and have delivered tangible financial and operational benefits to our customers, employees and stockholders. We are a mission-driven company and have designed our core values as a guiding set of principles for our employees and business. Accordingly, we have invested substantial time and resources in building a team that reflects our culture and core values. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain these important aspects of our culture and core values. In addition, the growth of our remote workforce, partially in response to the COVID-19 pandemic, may impact our ability to preserve our culture and core values. Any failure to preserve our culture or core values could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, privacy law violations, data breaches and other losses.

Many of our agreements with customers and certain other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, violation of privacy and other applicable law or breaches of information security obligations, or other liabilities relating to or arising from our platform, products or other contractual obligations. Some of these agreements provide for uncapped liability for losses caused by intellectual property infringement or gross negligence or willful misconduct, and some indemnity provisions survive termination or expiration of the applicable agreement. While we cap all other liabilities, in some instances, the cap may represent a significant amount of potential liability, and such large indemnity payments could harm our business, financial condition and results of operations. Although we normally contractually limit our liability with respect to these obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers, which could adversely affect our business, financial condition and results of operations.

Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We currently have customers in the United States, Canada, Europe, the Middle East, the Asia-Pacific region and Latin America. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, the ongoing COVID-19 pandemic, including the emergence of new variant strains COVID-19, and related stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. This will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:

•changes in a country’s or region’s political or economic conditions, including in the United Kingdom as a result of the United Kingdom exiting the European Union, or Brexit;
•the need to adapt and localize our platform for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•unexpected changes in laws, regulatory requirements, taxes or trade laws;

•more stringent regulations relating to privacy and data security and the unauthorized collection, processing, transmission or use of, or access to, commercial and personal information, particularly in Europe;
•differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•political instability or terrorist activities;
•risks related to global health epidemics, such as the COVID-19 pandemic, including the emergence of new variant strains COVID-19, and related restrictions on our ability and our customers’ ability to travel;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act of 2010, the U.K. Proceeds of Crime Act 2002 and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Failure to overcome any of these difficulties could negatively affect our results of operations. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business, financial condition and results of operations may be adversely affected.

Acquisitions, strategic investments, partnerships or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. Further, our proceeds from our IPO increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. We may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. Additionally, any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

Risks Related to Our Dependence on Third Parties

Our business depends on our ability to send consumer engagement messages, including emails, SMS and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition and results of operations.

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS, mobile and web notifications.

We are dependent on third-party services for delivery of emails and SMS, and we are dependent on Apple services and Google services for delivery of mobile and web notifications. For example, unrelated third-parties are utilized throughout our industry to deliver email and SMS messages to consumers. If these third-party services change their policies regarding the delivery of certain email or SMS messages, some of our customers may no longer be able to use these channels through our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. Similarly, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g. iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations.

We depend in part on mobile operating systems, such as Android and iOS, and their respective infrastructures to send notifications through various applications that utilize our platform. Any changes in such systems that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. For example, any anti-tracking features adopted by Apple or Google that require applications to obtain additional permissions to track end user data may impact our customers’ decisions relating to how to interact with users on our platform. Additionally, if such mobile operating systems change their policies or otherwise limit or prohibit us from sending notifications or otherwise make changes that degrade the functionality of our platform, such changes could adversely affect our business, financial condition and results of operations.

As new mobile devices and mobile, web and email platforms are released, there is no guarantee that these mobile devices and platforms will continue to support our platform or effectively roll out updates to our customers’ applications. The parties that control the operating systems for mobile devices and mobile, web and email platforms have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality customer engagement, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks and standards. If consumers choose to use products or platforms that do not support our platforms, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the mobile industry that permit such interoperability. If we are unable to adapt to changes in popular operating systems, we expect that our customer retention and customer growth would be adversely affected.

We rely upon third-party providers of cloud-based infrastructure, including Amazon Web Services, to host our products. Any disruption in the operations of these third-party providers or limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime and, occasionally, throughput. Our products depend on protecting the virtual cloud infrastructure hosted by third-party hosting providers by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity or availability of our third-party hosting providers could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. Currently, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations and many of the internal products we use to operate our business. We do not have control over the operations of the facilities of AWS or other cloud providers. Each provider’s respective facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our or their control. In the event that AWS’s or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, our customers may be impacted, we may be subject to claims for refunds or terminations under our contracts, and our reputation and brand may be harmed. A decision to close these facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate in such a scenario.

Additionally, AWS or other cloud providers may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee error, theft or misuse and general hacking, including from state-sponsored or criminal hacking groups, which have become more prevalent in our industry. Any of these security incidents could result in unauthorized access or damage to, or the disablement, encryption, use or misuse, disclosure, modification, destruction or loss of our data or our partners’ data, including personal information, or disrupt our ability to provide our platform or service. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them and could make claims for refunds or terminations under our contracts. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of any third-party provider’s services, and even if we do switch our operations, the process can require significant time and expense and other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to our partners, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance or have sufficient contractual remedies to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

In the event that our service agreements with our third-party hosting providers are terminated or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

Our agreement with AWS allows AWS to terminate for any reason with 30 days’ advance notice or in case of a breach of contract if such breach is uncured for 30 days. AWS may also terminate immediately upon notice if (1) AWS determines that our use of its service poses a security risk to its services or any other third party, could otherwise adversely impact AWS’s systems, could subject AWS to liability or could be fraudulent, (2) we fail to pay AWS in accordance with our agreement, (3) we cease to operate in the ordinary course, make an assignment for the benefit of creditors or become the subject of any bankruptcy, reorganization, liquidation, dissolution or other similar proceeding, (4) AWS’s relationship with any third-party providers terminates or requires AWS to change the way it provides services or (5) termination is necessary to comply with the law or the requests of governmental entities. Although we expect that we could receive similar services from other third parties if any of our arrangements with AWS are terminated, transitioning the cloud infrastructure currently hosted by AWS to alternative providers would likely be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement with AWS on commercially reasonable terms or at all, our agreement with AWS is prematurely terminated or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If AWS or other infrastructure providers increase the costs of their services, our business, financial condition and results of operations could be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with strategic partners, including cloud alliance/marketing, infrastructure and technology partners, to provide broader customer coverage and solution delivery capabilities, and also achieve product stickiness. While our strategic partners have not played a lead role in our customer generation process in the past, we intend to develop these relationships to rely more heavily on our partners to help us generate business going forward. Identifying partners, and negotiating, documenting and maintaining relationships with them, requires significant time and resources. Our agreements with our strategic partners are non-exclusive and do not prohibit them from working with our competitors or recommending competing products. Our competitors may be effective in providing incentives to such third parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our platform, our ability to grow our business and sell our products and services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.

We are highly dependent upon our relationship with the developer platforms, web browsers and operating systems provided by third-party technology companies such as Apple and Google. Changes to mobile device operating systems may diminish the usefulness of marketing providers or require significant modifications or demands on our business to continue supporting those operating systems. Changes to developer platform policies related to third-party software, such as Apple or Google creating restrictions on the ability of our existing or potential customers to use software development kits or cookies could similarly adversely affect our business.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition and results of operations may suffer. Even if we are successful, it is not assured that these relationships will result in increased customer usage of our platform or increased revenue.

Risks Related to Privacy, Data Security and Data Protection Laws

We are subject to stringent and changing laws and regulations, industry standards and contractual obligations related to privacy, data security and data protection. The restrictions and costs imposed by these requirements and our actual or perceived failure to comply with them, could harm our business.

Operating our business and platform involves the collection, use, processing, storage, transfer and sharing of sensitive, proprietary, confidential, regulated and personal information, including such information that we handle on behalf of our customers. These activities are regulated by a variety of federal, state, local and foreign privacy, data security and data protection laws and regulations, and industry standards, which have become increasingly stringent in recent years, are rapidly evolving and are likely to remain uncertain for the foreseeable future. Increasingly, privacy, data security and data protection laws are extra-territorial in their scope of application. As a provider of cloud computing services, the global nature of our customer base renders us particularly exposed to being subject to a wide range of such laws and the varying, potentially conflicting compliance obligations they impose on our business.

In the United States, the privacy and data security requirements that apply to us or our customers include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act, the California Consumer Privacy Act of 2018, or the CCPA (including as amended by the recently adopted California Privacy Rights Act, or the CPRA, which will become effective January 1, 2023), the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, or CAN-SPAM, and other state and federal laws relating to privacy and data security. Many states have adopted laws that regulate the online collection, processing, use and disclosure of personal information and require companies to implement data security measures. Laws in all 50 states and U.S. territories require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of certain security breaches affecting personal information. The laws are not consistent, and compliance in the event of a widespread data breach could be costly. In addition, while we contractually limit the types of data our customers may process and store using our platform, we cannot fully control the actions of our customers. The failure of customers to comply with their contractual obligations may subject us to liability, and we may not have sufficient recourse to cover our related liabilities.

State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements. For example, the CCPA, which took effect on January 1, 2020, imposes a number of requirements on covered businesses and gives California residents certain rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and creates a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, in November 2020 California voters passed a ballot measure adopting the CPRA, which will impose a number of new requirements on businesses effective January 1, 2023 with some requirements applying to data collected beginning January 1, 2022. The CPRA will further restrict use of certain categories of sensitive personal information; restrict the use of cross-context behavioral advertising techniques; require new disclosures in privacy notices; create limits on what personal information business can collect and how long they can retain it; require the addition of new privacy clauses to contracts with service providers and contractors; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, the first state agency in the United States focused solely on privacy. Virginia and Colorado also adopted comprehensive privacy laws. Virginia’s Consumer Data Protection Act will take effect concurrently with the CPRA on January 1, 2023, and the Colorado Privacy Act will take effect six months later on July 1, 2023. Both laws emulate the CCPA and the CPRA in many respects, but despite similarities each law includes its own unique compliance requirements. Comprehensive privacy laws have also been proposed in many other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, though without a federal law that preempts contradicting provisions in state laws, companies like ours that operate on a national scale are responsible for monitoring and complying with the patchwork of state regulations. The interpretation and enforcement of these laws is not yet established, and our business operations may not be compatible with the eventual interpretations of these laws, and we may be required to modify such practices, which may harm our business.

Foreign privacy laws have become more stringent in recent years, are also undergoing a period of rapid change, and may increase the costs and complexity of offering our products and services in new and existing geographies. For example, the European Union, or EU, adopted the General Data Protection Regulation, or GDPR, which came into effect in May 2018. The GDPR applies to processing operations carried out in the context of the activities of an establishment in the European Economic Area, or EEA, and any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Also, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so-called U.K. GDPR, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of an establishment in the United Kingdom, and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom. Accordingly, references in this section to the GDPR are also deemed to be references to the U.K. GDPR in the context of the United Kingdom, unless the context requires otherwise.

The GDPR also provides that EEA Member States may make their own further laws and regulations to introduce supplementary requirements related to the processing of “special categories of personal data,” as well as personal data related to criminal offenses or convictions. In the United Kingdom, the Data Protection Act 2018 complements the U.K. GDPR in this regard. This may lead to greater divergence in the law that applies to the processing of personal data across the EEA and/or United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or United Kingdom operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

Under the GDPR, parties are either controllers, which are decision-makers that exercise overall control over the purposes and means of data processing, whether alone or jointly with one or more other persons, or processors, who act on behalf of, and only on the instructions of, the relevant controller. In the provision of our services to our customers, we generally act as a processor for our customers, and we rely on our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that all customers will materially comply with their obligations as controllers under GDPR. As processors we may be contractually liable to our customers if we fail to meet the terms of our data processing agreements, we may be subject to investigation or administrative fines from supervisory authorities or subject to individual claims that we failed to comply with the applicable provisions of GDPR or that we acted without or against the controller’s lawful instructions. Companies that violate the GDPR, whether acting as a controller or a processor, can face more robust regulatory enforcement and greater penalties for noncompliance than under previously applicable data protection laws, including fines of up to the greater of €20 million or 4% of their worldwide annual revenue for the preceding financial year. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Additionally, as noted above, the United Kingdom has transposed the GDPR into the laws of the United Kingdom by way of the U.K. GDPR, which could expose us to two parallel regimes, each of which potentially authorizes similar fines, with the U.K. GDPR permitting fines of up to the higher of £17.5 million or 4% of global annual revenue of any noncompliant organizations for the preceding financial year; as well as other potentially divergent enforcement actions for certain violations.

In addition to imposing substantial data protection governance requirements on companies, giving individuals extensive rights to control how companies handle their personal data and imposing data breach notification requirements in certain circumstances, the applicable data protection laws restrict the ability of companies to transfer personal data from Europe to the United States and other countries, known as “third countries,” in respect of which the European Commission or other relevant regulatory body has not issued a so-called ‘adequacy decision’. One of the mechanisms on which we previously relied in order to effect such transfers, the EU-U.S. Privacy Shield Framework, was invalidated by the Court of Justice of the European Union, or CJEU, in a July 2020 decision, Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems, or Schrems II. The decision also called into question whether companies can lawfully use the European Commission’s standard contractual clauses, or SCCs, another compliance mechanism on which we have relied, for transfers of personal data from Europe to the United States and other third countries. Following this decision, the government of the United Kingdom has similarly invalidated use of the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the U.K. GDPR; and the Swiss Federal Data Protection and Information Commissioner issued guidance calling the Swiss-U.S. Privacy Shield Framework inadequate and raising similar questions about the SCCs.

On June 4, 2021, the European Commission published new versions of the SCCs. Beginning on September 27, 2021, these new versions of the SCCs went into effect and must be used for all new transfers of personal data from the EEA to third countries. Further, all then existing transfers of personal data from the EEA to third countries relying on the prior versions of the SCCs must be replaced by December 27, 2022. The ongoing implementation of the new SCCs will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

Use of both the existing and the new SCCs must, following Schrems II, be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the SCCs and/or applicable European law, the parties to that transfer must implement certain supplementary technical, organizational and/or contractual measures to rely on the SCCs as a compliant “transfer mechanism.” However, guidance from the European Data Protection Board, or EDPB, on such supplementary technical, organizational and/or contractual measures, appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the SCCs in the context of transfers of personal data “in the clear” to recipients in countries where the power granted to public authorities to access the transferred data goes beyond what is “necessary and proportionate in a democratic society where in practice problematic legislation of the third country applies to the transfer in question” – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any viable alternatives to the SCCs.

If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing personal information from Europe. Loss of our ability to lawfully transfer personal data out of Europe to the United States or any other jurisdictions may (1) restrict our activities in Europe, (2) limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws, (3) cause reluctance or refusal by current or prospective European customers to use our products and/or (4) require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations — any or all of which could adversely affect our financial results. Additionally, other countries outside of the EEA, United Kingdom and Switzerland have passed or are considering passing similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business and would require significant changes to how our services and customer support are delivered. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

In addition, while the United Kingdom data protection regime currently permits data transfers from the United Kingdom to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the EU SCCs and binding corporate rules for personal data transfers from the United Kingdom to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the United Kingdom to the EEA and other third countries. In particular, the UK Information Commissioner’s Office has stated that it is working on its own bespoke version of SCCs and it is not clear whether the new SCCs published by the European Commission will be accepted, directly or indirectly, as a valid mechanism to permit the transfer of personal data from the United Kingdom to third countries and/or whether any UK version of SCCs will supersede the existing and/or new EU SCCs. This could necessitate the implementation of both UK and EU versions of SCCs, which could require significant resources and necessitate significant cost to implement and manage.

On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid “transfer mechanism” and we may be required to implement new processes and put new agreements in place (such as the then current form of the SCCs) to enable transfers of personal data from the EEA to the United Kingdom to continue. This would require deployment of significant resources and necessitate significant cost to implement and manage.

In addition, other European data protection laws require that affirmative opt-in consent is procured to the placement of cookies and similar tracking technologies on users’ devices (other than those that are “strictly necessary” to provide services requested by the user), including those used for personalization of experiences and advertising. These requirements may increase our exposure to regulatory enforcement actions, increase our compliance costs and reduce demand for our products. A new regulation proposed in the EU, which would apply across the EEA, known as the ePrivacy Regulation, if and when enacted, may further restrict the use of cookies and other online tracking technologies on which our products rely, as well as increase restrictions on the types of direct marketing campaigns that our platform enables. The final version of the ePrivacy Regulation is yet to be agreed, but is likely to introduce regulatory enforcement powers akin to those available to supervisory authorities under the GDPR, including significant administrative fines and other penalties for non-compliance. The introduction of this regulation is likely to garner significant attention and could encourage and/or hasten the introduction of equivalent legislation regulating the use of tracking technologies in other jurisdictions. While no official time frame has been given for the implementation of the ePrivacy Regulation, there will be a transition period after the ePrivacy Regulation is agreed, and commentators consider it unlikely to come into force before 2023. Given the delay in finalizing the ePrivacy Regulation, certain regulators (including United Kingdom and French data protection regulators) have issued guidance on the requirement to seek strict opt-in, unbundled consent to use all non-essential cookies and similar technologies and the requirement to increase the standard of transparency relating to use of cookies and similar technologies. We are likely to need to invest significantly in compliance with these types of new legislation in order to attract and maintain customers in the EEA and globally.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. Canada is also considering sweeping changes to its privacy laws that would substantially increase fines and create a private right of action for violations.

Apart from the requirements of privacy and data security laws, we have obligations relating to privacy and data security under our published policies and documentation and certain of our contracts. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. Such failures or alleged failures could result in proceedings against us by governmental entities, private parties or others as well as negative publicity and reputational damage. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer information is compromised, we may incur significant fines, negative publicity and reputational damage or experience a significant increase in costs.

Compliance with these and other applicable privacy, data security or data protection laws, regulations, policies and standards, many of which vary across jurisdictions, is a rigorous and time-intensive process, and we may be required to implement costly mechanisms to ensure compliance. The proliferation of privacy, data security and data protection laws, regulations, policies and standards increases the likelihood of differences in approaches across jurisdictions, which makes it difficult, and in some instances, impossible, to maintain a standardized global privacy program. Creating jurisdiction-specific approaches requires significant time and resources and the associated complexity increases the risk of potential non-compliance.

Our customers may implement compliance measures that do not align with our services, which could limit the scope and type of services we are able to provide. Our customers may also require us to comply with additional privacy and security obligations, causing us to incur potential disruption and expense related to our business processes. We may also be exposed to certain compliance and/or reputational risks if our customers do not comply with applicable privacy or data protection laws and/or their own privacy notices and terms of use in particular in connection with their processing of personal data, their sharing of personal data with us, the legal bases they rely on (where applicable) under applicable privacy and data protection legislation for the processing we carry out on their behalf and/or their management of data subject requests which pertain to the processing we carry out on their behalf. In addition, we may decide not to enter into new geographic markets where we determine that compliance with such laws, regulations, policies and standards would be prohibitively costly or difficult. Geographic markets in which we currently operate could require us to process or store regulated information within such markets only, and establishing hosting facilities in such markets could be disruptive to our business and costly. If our policies and practices, or those of our customers, service providers, contractors and/or partners, are, or are perceived to be non-compliant, we could face (1) litigation, investigations, audits, inspections and proceedings brought by governmental entities, customers, individuals or others; (2) additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, orders to destroy or not use personal data and imprisonment of company officials; (3) fines and civil or criminal penalties for us or company officials, obligations to cease offering or to substantially modify our solutions in ways that make them less effective in certain jurisdictions; and (4) negative publicity, harm to our brand and reputation and reduced overall demand for our platform. Such occurrences could adversely affect our business, financial condition and results of operations.

Because the interpretation and application of privacy and data protection laws, regulations, rules and other standards are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, rules, regulations and other obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, rules, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our and our customers’ proprietary and confidential information. Security incidents compromising the confidentiality, integrity and availability of this information and our systems could result from cyber-attacks, computer malware, viruses, social engineering (including phishing and ransomware attacks), credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations (including state-sponsored and criminal organizations), errors or malfeasance of our personnel or our third-party service providers and security vulnerabilities in the software or systems on which we rely. Such incidents have occurred in the past and may occur in the future, resulting in unauthorized access to, inability to access, disclosure of, or loss of our or our customers’ information or our inability to provide our services.

We also rely on third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited. These third-party providers and technologies may not have adequate measures in place, and could experience or cause a security incident that compromises the confidentiality, integrity or availability of the systems or technologies they provide to us or the information they process on our behalf.

While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal information in our control, our security measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Cybercrime and hacking techniques are constantly evolving and a challenge of the modern global economy, and we or our third-party service providers may be unable to anticipate threats, detect or react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic and will likely continue into the foreseeable future.

If we or our third-party service providers suffer, or are perceived to have suffered, a security breach or other security incident, we may experience a loss of customer confidence in the security of our platform and damage to our brand, reduced demand for our products and disruption of normal business operations. Such a circumstance may also require us to spend material resources to investigate, remediate or correct the issue and prevent recurrence, notify regulators and affected customers and individuals, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, fines and penalties, and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit increasingly large amounts of data.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident or will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Our inability to comply with agreements we enter into with our customers regarding the collection, processing, use and disclosure of personal information could result in additional costs and liabilities to us or inhibit sales of our products.

We enter into agreements with our customers regarding our collection, processing, use, and disclosure of personal information in relation to the services we provide to them. Although we endeavor to comply with such agreements, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third-party service providers. Such failures or perceived failures can subject us to customer lawsuits, termination of customer agreements and governmental enforcement actions. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity and reputational harm that could adversely affect our business, financial condition and results of operations.

Risks Related to Other Laws and Litigation

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could have a negative impact on our business.

The future success of our business depends upon the continued use of smart cell phones, other mobile devices and the internet-connected devices as primary mediums for commerce, communication and business applications. Government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet and internet-connected devices and cell phones as commercial mediums. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms” and similar malicious programs, along with distributed denial of service and similar attacks. As a result, the internet has experienced a variety of outages and other delays as a result of such damage to or attacks on portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our platform could suffer.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected.

If our platform fails to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our revenue and results of operations could be harmed.

Since our customers are able to upload data into our platform, we may be hosting or otherwise processing substantial amounts of personally identifiable information. Some of our customers may require our platform to comply with certain privacy, security and other certifications and standards. Our cloud platform holds various security certifications from industry organizations, designed to meet, in all material respects, the ISO 27001 and various HIPAA standards. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our revenue, business, financial condition and results of operations could be adversely affected.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act of 2010, the U.K. Proceeds of Crime Act 2002 and other anti-corruption laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party law firms, accountants and other representatives for regulatory compliance, sales and other purposes in several countries. We can be held liable for the corrupt or other illegal activities of these third-party representatives, our employees, contractors, partners and other agents, even if we do not explicitly authorize such activities. In addition, although we have implemented policies and procedures to ensure compliance with anti-corruption laws, our employees, representatives, contractors, partners and agents may not comply with these laws at all times.

Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

Moreover, as an issuer of securities, we also are subject to the accounting and internal controls provisions of the FCPA. These provisions require us to maintain accurate books and records and a system of internal controls sufficient to detect and prevent corrupt conduct. Failure to abide by these provisions may have an adverse effect on our business, financial condition or results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls.

Our platform is subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate encryption technology into our platform. These encryption products and the underlying technology are currently considered “publicly available” by the Export Administration Regulations and may be exported outside of the United States. However, if they cease to be considered “publicly available,” then these encryption products and underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform and performing geolocation IP blocking and screenings against United States and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

If our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate export control compliance requirements into our strategic partner agreements, however, our partners may not comply with such requirements.

Various countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements. Some countries have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from launching our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could limit our ability to export or sell our platform to existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations and prospects.

Our international operations may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on (1) the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, (2) changes in tax rates, (3) new or revised tax laws or interpretations of existing tax laws and policies and (4) our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Taxing authorities may challenge the pricing methodologies of our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur and our position were not sustained, we could be required to pay additional taxes, interest and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2021, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $118 million and $80 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2034 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Accordingly, $79 million of our NOLs may be carried forward indefinitely for federal tax purposes. It is uncertain if and to what extent various states will enact tax policies or rules that conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize NOLs incurred in tax years beginning on or before December 31, 2017 before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (which generally is defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition and results of operations.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could increase due to several factors, including:

•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties and regulations or the interpretation of them, including the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act;
•changes in our assessment of our ability to realize our deferred tax assets that are based on estimates of our future results, the advisability and feasibility of possible tax planning strategies and the economic and political environments in which we do business;
•the outcome of future tax audits, examinations or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our business, financial condition and results of operations.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our results of operations.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in 2018 in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, state or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. In addition, we are subject to indirect taxes in foreign jurisdictions, such as value-added tax and goods and services tax, in connection with certain foreign sales transactions. A successful assertion by one or more tax authorities requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest that we otherwise have not accounted for in our financial statements. The imposition by tax authorities of indirect tax collection obligations on out-of-jurisdiction sellers also could create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors and decrease our future sales, which could adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors or vulnerabilities in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from third parties. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software, we currently license, including open-source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software may require us to enter into new license agreements with third parties, which may not be available on as favorable terms as our current licenses. In addition, integration of the third-party software used in our software with new third-party software may require significant work and require substantial investment of our time and resources, or require downtime affecting our service level commitments. Also, any undetected errors or defects, or security vulnerabilities, in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform, result in a failure of our platform and injure our reputation.

We use open-source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.

We use open-source software in our products, and we expect to continue to incorporate open-source software in our services in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open-source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open-source software, these measures may not always be effective. If we were to combine or link our proprietary software products with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software products and allow others to use it at no cost. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open-source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products or put our proprietary source code at risk.

From time to time, there have been claims challenging the ownership rights in open-source software against companies that incorporate it into their products and the licensors of such open-source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our products. Some open-source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open-source software subject to certain types of open-source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.

Any failure to protect our proprietary technology and intellectual property rights could substantially harm our business, financial condition and results of operations.

Our success and ability to compete depend in part on our ability to protect our proprietary technology and intellectual property. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.

As of October 31, 2021, we had 19 granted patents and seven patents pending related to our platform and its technology. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in the United Kingdom, United States, EU, Japan, Singapore and Tonga. We have registrations and/or pending applications for “Braze” and additional marks in Canada. However, any future trademark registrations for pending or future applications may not be issued, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.

In order to protect our proprietary technologies and processes, we also rely on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants, strategic partners, vendors and others. Also, despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, copy, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. As we expand our activities outside of the United States, our exposure to unauthorized copying and use of our platform and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our platform, technologies or intellectual property rights.

The steps that we take may not be adequate to protect our proprietary technology and intellectual property, others may develop or patent similar or superior technologies, products or services, or our trademarks, patents and other intellectual property may be challenged, invalidated or circumvented by others. Furthermore, effective trademark, patent, copyright and trade secret protection may not be available or commercially feasible in every country in which our software is available or where we have employees or independent contractors.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our brand and business. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications and trademark filings at risk of not issuing or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in our substituting inferior or more costly technologies into our platform or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, financial condition and results of operations could be adversely affected.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

We cannot guarantee that the operation of our business does not infringe the intellectual property rights of third parties. Companies in the software and technology industries, including some of our current and potential competitors, own significant numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Further, patent litigation may involve patent holding companies, commonly known as patent “trolls,” or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. In the past, we have been subject to allegations of patent infringement that were unsuccessful, and we may in the future be subject to claims that we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility or face increasing competition, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to enterprise software companies. In addition, we may in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. To the extent that intellectual property claims are made against our customers based on their usage of our technology, we have certain obligations to indemnify and defend such customers from those claims. The term of our contractual indemnity provisions often survives termination or expiration of the applicable agreement. Large indemnity payments, defense costs or damage claims from contractual breach could adversely affect our business, financial condition and results of operations.

Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, could divert our management’s attention and other resources and could result in adverse publicity. These claims could also subject us to making substantial payments for legal fees, settlement payments and other costs or damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. Intellectual property claims could also result in our having to stop making, selling, offering for sale or using technology found to be in violation of a third party’s rights. We might be required to seek a license for the third-party intellectual property rights, which may not be available on reasonable terms or at all. Even if a license is available to us, we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses. Moreover, to the extent we only have a license to any intellectual property used in our platform, there may be no guarantee of continued access to such intellectual property, including on reasonable terms. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products or cease business activities covered by such intellectual property and may be unable to compete effectively. Any of these results would adversely affect our business, financial condition and results of operations.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content sent through our platform or the data they store on our servers.

As a provider of cloud-based solutions, we may be subject to potential liability for the activities of our customers on or in connection with the content or data they store on or send through our servers. Although our customer terms of use and our acceptable use policy, or AUP, prohibit (1) illegal use of our services by our customers, (2) the use of our services for certain activities that do not comply with industry standards and guidelines outlined in our AUP, or (3) the use of our services in any manner that would infringe, misappropriate or otherwise violate the intellectual property rights of third parties, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of our agreement, our AUP, applicable law or the customer’s own policies, which could subject us to liability and/or harm our reputation.

We do not typically monitor the content, activities or messages of our customers in connection with their use of our services, so inappropriate content may be sent to third parties, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable certain content, our customers may continue to send messages through our platform that third parties may find hostile, offensive or inappropriate. The activities of our customers or the content of our customers’ messages may lead us to experience adverse political, business and reputational consequences, especially if such use is high profile. Conversely, actions we take in response to the activities of our customers or users, up to and including suspending their use of our products or services, may harm our brand and reputation.

There are certain statutory and common law frameworks and doctrines that offer defenses against liability for customer activities, including the Digital Millennium Copyright Act, the Communications Decency Act, the fair use doctrine in the United States and the Electronic Commerce Directive in the EU. Although these and other statutes and case law in the United States offer certain defenses against liability from customer activities under U.S. copyright law or regarding secondary liability from TCPA or CAN-SPAM, they are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and in any event we cannot assure you that we will be successful in asserting them. In addition, pending or recently adopted legislation in the EU may impose additional obligations or liability on us associated with content uploaded by users to our platform. Laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Even if ultimately resolved in our favor, we may become involved in related complaints, lawsuits or investigations which add cost to our doing business and may divert management’s time and attention or otherwise harm our reputation.

Risks Related to Socioeconomic Factors

Our future revenue and results of operations could be harmed if the increases in demand we have seen from certain industries as a result of the COVID-19 pandemic fail to continue after the pandemic ends.

In response to the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, governments have instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions have prompted shifts from physical commerce to ecommerce, from in room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that have benefited from increased demand in the COVID-19 era, this trend may not continue. After the COVID-19 pandemic has abated, some of our customers may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily requiring manager approval for travel for our employees, and limiting such approval to situations in which there is a valid business reason for such travel; canceling, postponing, or holding virtually Braze events; and encouraging employee attendance at industry events or work-related meetings to be done virtually, if possible. Although we have recently reopened and may continue to selectively reopen certain of our offices, permit some travel, and hold certain in-person meetings and events in compliance with applicable government orders and public health guidelines, the majority of our employees continue to work remotely.

We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the continued limitation on in-person travel and in-person meetings could negatively impact our marketing efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to operate remotely. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and seeking to manage its effects on our business and workforce. For instance, due to the recent emergence of the omicron variant, and prior emergence of the delta variant, of COVID-19, we have altered our office reopening plans and modified or cancelled anticipated events. The emergence of new variant strains of COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our products or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations.

While it is not possible at this time to predict the duration and extent of the impact that COVID-19 or the emergence of new variant strains of COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

Natural catastrophic events and human-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics (such as the COVID-19 pandemic, including the emergence of new variant strains of COVID-19), telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data. Such events could prevent us from providing our platform and products to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure, or information technology systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our results of operations. In addition, many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

Risks Related to Being a Public Company

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of our IPO, (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of July 31 of such fiscal year.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard as a result of our election to use the extended transition period, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our share price may be more volatile.

We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audits of our consolidated financial statements as of and for the fiscal years ended January 31, 2020 and 2021 and the preparation of our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified three material weaknesses in our internal control, one over the financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls, the second over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the third related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are working to remediate these material weaknesses through the development and implementation of processes and controls over the financial reporting process. Specifically, we have:

•invested in and continue to hire additional internal resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls;
•engaged external resources to assist with the remediation efforts and internal control execution, including the development of policies and procedures in certain areas;
•begun adopting new information security policies and procedures, including training for users to further educate them on best practices for information security procedures;
•begun developing program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are authorized and implemented appropriately;
•begun developing financial application user access controls designed to ensure appropriate segregation of duties, restriction and privileges to personnel;
•begun developing computer operations controls designed to ensure system interfaces and batch jobs process completely and accurately;
•begun training application users to further educate them on best practices for information security procedures; and
•implemented a revenue recognition system designed to reduce the number of manual controls required to recognize revenue.

We will also continue to invest in financial operations and reporting applications on an ongoing basis.

While we have designed and are implementing new controls to remediate these material weaknesses, they have not been in operation for a sufficient period of time to demonstrate that the material weaknesses have been remediated. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that our internal control deficiencies or others could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

As a public company, we are required to further design, document and test our internal control over financial reporting to comply with Section 404. We cannot be certain that additional material weaknesses and control deficiencies will not be discovered in the future. If material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or adequately reduce the risk of fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our Class A common stock to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our Class A common stock.

Further, even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

Risks Related to Ownership of Our Class A Common Stock

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our Class A or Class B common stock and we do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and governed by the limitations of any credit agreements we may become party to. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and significant holders of our capital stock, which limits the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of December 15, 2021, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 98.8% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock collectively beneficially owned, in the aggregate, outstanding shares representing approximately 72.5% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of certain stockholders, including our executive officers, employees and directors, investors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in either of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

An active public trading market for our Class A common stock may not develop or be sustained.

Prior to the closing of our IPO in November 2021, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, each as currently in effect, may have the effect of delaying or preventing a change of control or changes in our management. Such amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our Class A common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Class A common stock would receive a premium for their shares of our Class A common stock in an acquisition.

The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation as currently in effect provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for:

•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action asserting a breach of fiduciary duty;
•any claim or cause of action against us arising under the DGCL;
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any claim or cause of action against us that is governed by the internal affairs doctrine.

Our amended and restated certificate of incorporation as currently in effect further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act, including all causes of action asserted against any defendant named in such complaint. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying any offering.

Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our currently effective amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market following filing of this Quarterly Report on Form 10-Q, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

In connection with the IPO, all of our directors, executive officers and the holders of substantially all of our capital stock are subject to lock-up agreements or agreements with market standoff provisions that restrict their ability to transfer shares until the earlier of (a) the commencement of trading on May 15, 2022 or (b) the commencement of trading on the second full trading day following our second public release of quarterly or annual financial results (which for this purpose shall not include “flash” numbers or preliminary, partial earnings) following the date of the Final Prospectus, subject to certain exceptions. This transfer restriction will end at the commencement of trading on January 5, 2022 with respect to approximately 2.8 million shares and vested options, which number is equal to 20% of the then outstanding securities (including shares of Class A common stock, stock options and other equity) held by our current and former employees, contractors, consultants and advisors (excluding our directors, executive officers and individuals associated or affiliated with any of our institutional investors). This restricted period will end with respect to approximately 16.8 million shares and vested options, which is equal to 20% of the then outstanding securities (including shares of Class A common stock, stock options and other equity) held by all other holders, at the commencement of trading on the date that is two trading days after the date that the closing price of our Class A common stock on the Nasdaq Global Select Market exceeds $78.00 on at least 10 trading days in any 15-day trading day period (including the last trading day of such period) ending on or after January 3, 2022. We may, in our discretion, extend any such early release date as reasonably necessary for administrative processing.

Goldman Sachs & Co. LLC may, in its sole discretion, permit our stockholders who are subject to these lock-up restrictions to sell shares prior to the expiration of the lock-up restrictions, subject to applicable notice requirements. If not earlier released, all such shares of capital stock will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

We have registered all of our common stock issuable upon exercise of outstanding stock options, settlement of outstanding RSUs or otherwise issuable pursuant to the terms of any equity incentives we may grant in the future, for public resale under the Securities Act. Such underlying common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, the holders of Class A and Class B common stock issued in connection with the conversion of our previously outstanding convertible preferred stock immediately prior to the completion of our IPO have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

General Risk Factors

The price of our Class A common stock may be volatile, and you may lose some or all of your investment.

The market price of our Class A common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors. Factors that may affect the market price of our Class A common stock include:

•actual or anticipated fluctuations in our financial condition and results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the prices of our products and services;
•changes in our projected financial condition and results of operations;
•changes in laws or regulations applicable to the provision of our products and services;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•security breaches impacting us or similar companies;
•our involvement in any litigation;
•future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lockup releases, or our sales of other securities in the future;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•general economic, regulatory and market conditions; and
•technical factors in the public trading market for our Class A common stock that may produce price movements that may or may not comport with macro, industry, or company-specific fundamentals, including, without limitation, the sentiment of retail investors, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors.

Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, services or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. Our business results may vary significantly from such analyst estimates or any analyst consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to support compliance with our public company responsibilities and corporate governance practices.

We have only recently become a public company. Accordingly, we have incurred, and expect to continue to incur, significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel devote a substantial amount of time to support compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold since July 31, 2021:

•From August 1, 2021 to October 31, 2021, we granted an aggregate of 767,554 RSUs to be settled shares of our Class B common stock to our employees, officers, directors, advisors and other service providers. None of such RSUs granted under our 2011 Plan have vested as of October 31, 2021.
•From August 1, 2021 to October 31, 2021, we issued an aggregate of 749,299 shares of common stock upon the exercise of stock options at a weighted-average exercise price of $3.13 per share, for an aggregate purchase price of $2.3 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds

On November 19, 2021, we closed our IPO through which we sold 7,500,000 shares of our Class A common stock at an offering price of $65.00 per share, including 800,000 shares pursuant to the underwriters’ overallotment option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $487.5 million. In addition, the selling stockholders, named in our Final Prospectus, sold an additional 1,300,000 shares of our Class A common stock, for which we did not receive any proceeds. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260428), which was declared effective by the SEC on November 16, 2021. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., Piper Sandler & Co., William Blair & Company, L.L.C., Canaccord Genuity LLC, Cowen and Company, LLC, JMP Securities LLC, Needham & Company, LLC, Oppenheimer & Co. Inc., Raymond James & Associates, Inc. and Loop Capital Markets LLC acted as underwriters for the IPO. Following the sale of all the shares upon the closing of the IPO, the offer terminated.

The net proceeds to us after deducting underwriting discounts and commissions of $26.8 million and net offering expenses of $3.6 million were $457.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.
Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.2	Amended and Restated Bylaws of Braze, Inc.	8-K	001-41065	3.2	November 23, 2021
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Braze, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+    Indicates an Exhibit filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Braze, Inc.
	By:	/s/ William Magnuson
William Magnuson
Chief Executive Officer
(Principal Executive Officer)
Date: December 20, 2021

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: December 20, 2021