Form 10-K
period 2022-01-31
Braze, Inc.
filed 2022-03-31
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___  to___
Commission file number: 001-41065
______________________________
Braze, Inc.
(Exact name of Registrant as specified in its charter)
______________________________

Delaware	45-2505271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
330 West 34th Street, Floor 18
New York, New York 10001
(Address of principal executive offices, including zip code)

(609) 964-0585
(Registrant’s telephone number, including area code)
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BRZE	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on January 31, 2022 was approximately $2.7 billion. The registrant has elected to use January 31, 2022 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on July 31, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company.
At March 25, 2022, there were 26,327,254 shares of the registrant’s Class A common stock and 66,905,307 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2022.

Braze, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue and the timing of revenue recognition under our customer contracts, expenses and other operating results;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K, primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and are inherently uncertain. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Braze,” “the Company,” “we,” “our” and “us” refer to Braze, Inc. and its subsidiaries.

“Braze” “Braze Currents,” “Braze Alloys,” “Braze Firebrands,” “Braze Classification,” “Braze Teams,” “Braze Cares” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

We may announce material business and financial information to our investors using our investor relations website (www.investors.braze.com). We therefore encourage investors and others interested in Braze to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls.
PART I
Item 1. Business
Mission

Our mission is to forge human connections between consumers and the brands they love through relevant and memorable experiences.
Overview

Braze is a leading comprehensive customer engagement platform that powers customer-centric interactions between consumers and brands. Our platform empowers brands to listen to their customers better, understand them more deeply and act on that understanding in a way that is human and personal. Using our platform, brands ingest and process customer data in real time, orchestrate and optimize contextually relevant, cross-channel marketing campaigns and continuously evolve their customer engagement strategies. As of January 2022, more than 1,300 customers around the world trust Braze with their most valuable assets: their customer relationships. In January 2022, our platform enabled interactions with 3.7 billion monthly active users via our customers’ apps, websites and other digital interfaces, up from 3.0 billion in January 2021. In fiscal year 2022 alone, we processed over nine trillion consumer-generated data points on our platform, and our customers sent approximately one and a half trillion messages to their consumers using our platform.

Today, consumers can interact with a seemingly unlimited number of brands anytime, anywhere, resulting in a dramatic increase in competitive pressure among brands. At the same time, the data generated from digital experiences and the increased number of consumer touchpoints have provided brands with new opportunities to reach consumers and personalize consumer experiences. But with this opportunity comes greater consumer expectations for highly relevant and seamless cross-channel interactions. These trends have led brands to increase their focus and investment on customer experience–the holistic impression that brands create across the customer journey–to differentiate themselves and form long-lasting customer relationships.

Most marketing platforms available today approach customer engagement on a channel-by-channel basis. Channel-centric strategies often lead to disjointed customer experiences that destroy brand equity and diminish customer loyalty.

We offer a new and different way of thinking about customer engagement. We built our platform on the premise that in order to foster positive customer experiences and long-lasting customer relationships, brands must create personal and human connections with consumers. To ensure that interactions between brands and consumers have the same relevance and cross-channel continuity as human interactions, we avoid channel silos so that each channel is aware of activity occurring in other channels and is able to react to that activity in real time.

The real-time nature of the interactions we enable is made possible by our proprietary, enterprise-grade stream processing architecture. This architecture receives, contextualizes, and responds to first-party customer data in the moment. We have designed it to mimic the human ability to listen, process new information in context, and react instantaneously.

We vertically integrate our orchestration, classification and personalization capabilities such that coordinating between them is simple and fast. Meanwhile, we decouple our data ingestion and message sending capabilities from the channels they support. This enables our capabilities to be centralized and available across channels and easily extensible to new channels. We support interactions across in-product and out-of-product messaging channels. Today, our in-product messaging channels consist of Content Cards, which are pieces of personalized content embedded into a brand’s website or application, and in-app and in-browser messages. Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertisements and multiple over-the-top, or OTT, media services and connected TV channels.

Braze unleashes the power of interdisciplinary teams by serving numerous stakeholders, beyond traditional marketers, including product and engineering teams and business intelligence teams. Our platform produces valuable data that informs decisions and actions across the entire customer engagement spectrum. Our messaging capabilities transcend marketing use cases, often being used for product or transactional use cases that facilitate or enhance the consumer’s experience with the brand or product.

We enable brands to easily integrate our platform with both their in-house technical infrastructure and our expanding partner ecosystem of best-in-class technologies. Our customers can import data from other systems into any layer of our technology stack via our application programming interfaces, or APIs. They can also use Braze Currents to stream data in real time to those systems, which increases the return on our customers’ other technology investments. We support direct integrations with cloud data service providers such as Snowflake, customer data management platforms such as Segment, analytic solutions such as Amplitude and other components of the modern marketing technology ecosystem.

Our platform is designed to serve the needs of customers across sizes, stages of growth, industries, and geographies. Our customers include many established global enterprises and leading technology innovators. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a rapid time to value. We expand our reach within existing customers when our customers add new channels, purchase additional subscription products such as Braze Currents, implement new engagement strategies, or onboard new business units and geographies. We also grow as our customers grow because our pricing is based in large part on the number of consumers that our customers reach and the volume of messages our customers send.

Our Competitive Strengths

Cross-Channel Approach, Enabling Customer-Centric Experiences

Our cross-channel engagement approach enables customer-centric experiences. We build a more complete picture of the customer and draw insights from data to inform strategy, enabling brands to tactically deploy channels according to each channel’s strengths and proven customer preferences.

Our architecture ensures that our capabilities can be used across all of our channels, maximizing the impact of new feature development. Additionally, when we add new channels, they immediately benefit from all of the existing features that we have already built, which makes them fully robust from the outset.

The applicability of features across all channels, combined with our intuitive user interface, allows our customers to quickly and easily construct cross-channel consumer journeys without the need to learn different skills for each channel or be constantly retrained. This is accomplished without sacrificing the unique qualities or capabilities associated with each individual channel that we support.

Data Streaming Architecture Processes First-Party Data in Real Time

The real-time nature of the interactions we enable is made possible by our proprietary, enterprise-grade stream processing architecture. This architecture receives, contextualizes and responds to first-party customer data in the moment. Our platform allows for high-volume, continuous data streaming, providing a live view of the various interactions that consumers are having with a brand. Unlike batch processing, where data is processed only when a specific time or threshold is hit, our data streaming architecture processes each unit of data as it is created. Real-time data processing enhances messaging relevance, while delayed data processing often leads to irrelevant messages and frustrated consumers.

We not only process data but also create analytical data. When a consumer interacts with an out-of-product marketing campaign or a website or application with the Braze software development kit, SDK, embedded, that consumer generates data that is processed and contextualized with existing data in real time.

Value Propositions Across the Organization

While for many brands the marketing organization has traditionally owned overall responsibility for customer engagement, cross-functional collaboration enhances the experience for the customer and improves the return on investment for the marketing organization. For brands that take a collaborative approach, marketing teams work hand-in-hand with other groups within the organization, including data, product and engineering teams to optimize customer engagement.

Braze unleashes the power of interdisciplinary teams by serving numerous stakeholders, beyond traditional marketers, including product and engineering teams, and business intelligence teams. Our platform produces valuable data that informs decisions and actions across the entire customer engagement spectrum. Our messaging capabilities transcend marketing use cases, often being used for product or transactional use cases that facilitate or enhance the customer’s experience with the brand or product.

Braze gives teams across a company the power to imagine, create and evolve brilliant customer experiences. When designing campaigns, marketers use our composition tools to unlock new creative ideas that can be deployed across all appropriate channels and platforms. They can also leverage the strategic and creative insights of our Customer Success teams or find inspiration through engaging with our Braze Bonfire customer community as they brainstorm new approaches. When it comes time for execution, marketers and product engineers use Braze to orchestrate personalized messaging experiences directly into their products, and to ensure that all campaigns, regardless of channel, are highly coordinated and additive to the overall customer experience. Finally, data scientists and business intelligence teams analyze data gained from marketing and lifecycle campaigns, creating a rapid experimentation loop that compounds improvements and gains over time, and helps inspire new creative ideas. We serve as the unifying thread that enables brands to draw on the strength of multiple teams working in concert to bring creative, technical and business intelligence skills together.

Rapid Time to Value

Our platform’s ease of use and seamless integration into existing technologies, coupled with the high value data and insights that it generates, enables brands to develop and run campaigns that meet their strategic goals quickly and efficiently. Using our intuitive user interface, individuals across all roles and technical skill levels can design and quickly deploy multi-message, multi-channel, A/B-tested strategies, with the process of new campaign creation accelerating over time.

High Performance at Scale

As brands continue to globalize and conduct more of their business digitally, they need a scalable customer engagement platform. In January 2022, our platform enabled interactions with 3.7 billion monthly active users via our customers’ apps, websites and other digital interfaces, up from 3.0 billion in January 2021. Our scalability distinguishes our platform from point solutions, and we can handle the biggest of enterprise needs. We facilitate the rapid delivery of a high volume of messages, which enables us to power a brand’s highest-volume events, whether they are expected, like Black Friday, or unexpected, like the sudden surge of food delivery demand during the COVID-19 pandemic.

Seamless, Real-Time Interoperability across the Customer Engagement Technology Stack

Our open APIs support easy-to-implement integrations with an expanding selection of technology partners, which we refer to as Braze Alloys, other third-party technology providers and in-house systems. These integrations allow our platform to import and export data to and from a wide variety of sources.

These seamless integrations with technology partners not only enrich the consumer insights collected by our platform but also increase the return on other technology investments by allowing other systems and tools to benefit from or add to the data and insights collected by our platform.

For example, a food delivery app may combine a consumer’s food preferences with weather data to either send a campaign to encourage a consumer to order in their favorite foods when a blizzard is forecasted or skip the “order-in tonight” discount on days when the weather is sunny. A retailer might reach out to a consumer when a favorite article of clothing goes on sale after confirming with their inventory management technology that the particular article of clothing is in stock in the consumer’s size and color preference.

Customer Engagement Expertise and Highly Engaged Community

When brands partner with us, they get access to strategic and technical advice from our experts and from a community of like-minded, forward-thinking marketers and product leaders.

Our documentation library, interactive online certification courses and customer success and technical support teams help brands design effective marketing strategies and use our platform to its maximum capability. Braze Bonfire, our virtual, global customer community, includes thousands of individuals across a wide spectrum of industries, business sizes, and roles. As of January 31, 2022, over 5,000 community members use Braze Bonfire to exchange growth marketing and lifecycle marketing best practices, to give direct feedback to our product and engineering teams and to attend events and engage in professional networking.

As of January 31, 2022, Braze Firebrands, our customer advocacy group, consists of over 300 customers that represent us in the market. In addition to serving as references to prospective customers, they participate in case studies, speaking engagements and media interviews, adding to our brand equity and overall market awareness.

Growth Strategy

The principal components of our growth strategy are:

•Acquire new customers: We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment, and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology.

•Expand within our existing customer base: We believe we can achieve significant growth by expanding sales within our existing customer base. We expand the use of our platform by existing customers by, among others, adding new channels and increasing the messaging volume we sell to our customers as their businesses and needs continue to grow and as they reach additional consumers, which in turn leads to a need for greater messaging capacity. We also anticipate that as more customers reach higher levels of digital sophistication, they will invest in additional data streaming and data management capabilities. We see an opportunity within our customers’ organizations to create new use cases for our platform as they broaden the use of our platform beyond the traditional marketing team, as marketers become more technically savvy, as technologists work more closely with marketing teams, and as data scientists become more influential within their organizations. Given that many of our customers are multinational conglomerates, we also see the opportunity to further penetrate our existing customer base by expanding to new brands and new geographies within those existing customer organizations.

•Expand geographically: We believe there is a significant opportunity to continue to expand usage of our platform outside the United States, both by expanding our presence in international markets where we operate today and by entering markets we have not yet penetrated. We expect to increase market penetration in regions like Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America.

•Expand our technology leadership through continued investment and new products: We are focused on investing in research and development to continue to enhance our platform. For example, we continue to develop our artificial intelligence capabilities to enable brands to better analyze and act on customer data. We believe our market-driven product development approach maximizes the return on new feature development and channel expansion. Our customers consistently volunteer to participate in the testing of new products, which indicates their appetite for new and innovative functionality. We believe our continued innovation will provide new avenues for growth through which we will continue to deliver differentiated outcomes for our customers.

•Continue to increase and strengthen our partnerships: We have built and plan to continue investing in direct integrations with technology partners that augment our core offering with a broad range of complementary offerings, including data augmentation and enrichment, analytics, and channel extensions. We are also expanding our relationships with the ecosystem of solution partners, marketing agencies, and consultancies that offer opportunities for new customer referrals.

Our Products

We offer a single, vertically integrated platform that encompasses the major functionalities, or layers, required for modern customer engagement: data ingestion, classification, orchestration, personalization, and action.

Data Ingestion

•Braze SDKs: The primary way in which customers integrate our platform into their websites and applications is via our SDKs. SDKs are software libraries that reside within our customers’ applications or websites, automatically managing data ingestion and the delivery of mobile and web notifications, in-application / in-browser interstitial messages, and Content Cards. Our SDKs can be integrated into a wide variety of digital interfaces including iOS, Android, Desktop / Mobile Web, connected TVs, the Unity and Unreal game engines, and application development frameworks such as React Native and Cordova. By embedding new messaging capabilities directly in our SDKs, we can rapidly deploy new functionality to our customers, with little to no additional effort on their part.

•REST API: The majority of our customers also integrate via connecting to server-to-server APIs. The Braze REST API can be used to import or export data or to trigger workflows between Braze and brands’ existing technology stacks. For example, customers can send messages using Braze within internal business processes or connect Braze to third-party services such as customer data platforms or attribution providers.

•Partner Cohort Syncing: Brands can sync user cohorts from partners such as Amplitude or Mixpanel to our platform. They can then use membership in these user cohorts as additional criteria in the Braze Classification layer.

Classification

•Segmentation: Customers can define reusable segments of consumers based upon attributes, events, or predictive propensity scores from our machine learning algorithms. Braze Segments are updated in real-time as data is ingested, allowing them to stay up-to-date with the latest data inputs.

•Segment Insights: Segment Insights allows customers to analyze how segments are performing relative to each other across a set of pre-selected key performance indicators. Additionally, customers can use this tool to understand the factors that determine which consumers belong to a particular segment.

•Predictive Suite: Our Predictive Suite allows customers to identify groups of consumers that are of critical business value such as “consumers who are likely to churn.” Our platform uses machine learning to automatically identify consumers who have a propensity to behave similarly to the identified audience, allowing customers to preemptively engage these consumers and thereby encourage or discourage their predicted behaviors.

Orchestration

•Canvas: Canvas is our flagship orchestration tool, allowing customers to create journeys, mapping out multi-step, cross-channel messaging experiences such as onboarding flows, nurture campaigns, win-back strategies, and more. Canvases are designed to be flexible and real-time, able to execute nearly any digital marketing campaign strategy that customers can envision. Canvas is natively cross-channel and customers use it to design and execute strategies that span all of the platforms and channels that our platform supports. Using Canvas, customers can create multiple variants of a journey and automatically optimize customer journeys based on the performance of the variants.

•Campaigns: Campaigns allow customers to send one set of single-channel or multi-channel messages to be delivered to customers in a particular user segment. Campaigns can be one-time or recurring sends that are delivered on a time-based schedule, or can be sent in response to a user’s actions, or triggered by an API call. Campaigns support all of Braze’s messaging channels and offer experimentation such as A/B testing.

•Event and API Triggering: Messages, steps within a Canvas, or entire Canvas flows can be triggered in a variety of ways, such as when events of a certain type are received or when API calls are initiated from our customers’ servers.

•Frequency Capping and Rate Limiting: Customers can limit the number of messages sent from the platform by capping the frequency of message type (e.g., no more than three push notifications per week or no more than one promotional email per day), or by limiting the speed at which our platform sends messages (e.g., no more than 10,000 messages per minute).

•Intelligent Selection: Our platform can automatically run a multi-armed bandit optimization to improve the outcomes of a recurring Canvas or Campaign. Consumers can traverse different Canvas paths or receive different Campaign variations in a manner designed to maximize the total number of conversions.

•Reporting and Analytics: We provide a variety of analytics features to help our customers understand and improve their customer engagement strategies:

◦Campaign and Canvas Analytics: Our platform provides analytics breakdowns for all Campaigns and Canvases, including tracking conversion rates. Customers can create multiple variants and results can be compared statistically against one another or a control.

◦Funnel and Retention Reports: Customers can analyze the retention uplift caused by a messaging strategy, or create and analyze funnels of actions that were taken by consumers after receiving a message.

◦Report Builder: Customers can create custom reports to analyze the total uplift and aggregate statistics from their usage of our platform.

◦Global Holdout Groups: To allow customers to isolate the impact of their marketing efforts, customers can create global holdout groups, consisting of consumers who should only receive a subset of critical communications from the customer (e.g., password reset emails) and otherwise be held out from all communication. Lifetime value of this holdout group can be easily compared against that of consumers who received the full suite of Braze engagement.

Personalization

•Liquid Templating: Customers can personalize messages using the Liquid Templating language to inject personalized content into their messages. Our platform allows customers to flexibly utilize a wide variety of data in this templating process, including data ingested and stored on consumer profiles, as well as contextual data, such as properties of a consumer action that triggered a message flow. Personalization options include use cases such as listing a set of consumer-specific recommendations or creating complex if/else logic inside of a message to conditionally determine what content to deliver.

•Connected Content: Customers can connect to remote servers (including both third-party partners and first-party customer-owned endpoints) and pull back data for advanced personalization use cases. For example, customers can personalize messages on a one-to-one basis by connecting to a recommendation engine or modify messages to a user based upon the current weather at the user’s location.

•Content Blocks: Customers can store and reuse blocks of content (including Liquid Templating content) which can be used across multiple messages. Content Blocks can also be updated and managed via API, extending their functionality and connecting them to customer data sources dynamically.

•Intelligent Timing: Our platform will automatically calculate when consumers are most likely to engage with a particular messaging channel, and can send messages to consumers at the time that is optimal for them based upon their behavior patterns for a particular channel.

•Promotion Codes: Customers can store promotion codes within the platform, and use them to serve unique, one-time use promotional coupon codes to consumers.

Action

•In-Product Messaging:

◦In-App and In-Browser Messages: Our platform offers a variety of interstitial messages that can be added to mobile applications and web browsers for engagement use cases – ranging from reminders, confirmation dialogs, promotions, surveys, and more. These in-experience messages can be built from templates or built from scratch with nearly infinite customizability.

◦Content Cards: In addition to ephemeral messages, we offer Content Cards, a proprietary Braze product where a personalized feed of user-controllable content is embedded directly into applications and browsers for persistent viewing.

•Out-of-Product Messaging:

◦Push Notifications: Our platform provides robust push notification messaging capabilities across both mobile and web. In addition to supporting push notifications on all major platforms, we have released advanced functionality such as Push Stories (paginated image carousels within notifications) to increase the power and flexibility of the channel.

◦Email: Our platform provides a full suite of email engagement technology, including email template editing and management, link tracking and heatmap analytics, email preference centers, and seed lists. We also support advanced email content types, such as Accelerated Mobile Pages, which enables marketers to embed interactive elements.

◦SMS and MMS: Our platform offers a native product for SMS and MMS messaging. In addition to sending messages via the SMS and MMS protocols, customers can manage links and analytics and respond to inbound keyword responses with an automated follow-up message.

◦Ad Network Integrations: Using Braze Audience Sync with Facebook or Google, brands can sync user data from Braze to Facebook Custom Audiences and Google Display Network to deliver advertisements outside the Braze platform based upon behavioral triggers, segmentation and more.

•Webhooks: Our platform offers flexible webhooks, allowing customers to connect Braze to any external application via outbound web requests, using all of the targeting and templating mechanisms available on other channels. Customers can use webhooks for utility purposes (such as messaging to their own servers) as well as to build integrations with other third-party partner systems, such as to direct email providers, extending the range and utility of our platform.

•Transactional Messaging: We offer an optional premium service with even higher speed and reliability guarantees for critical use cases.

•Braze Currents: All data sent to and generated by our platform can be exported to a range of partner systems. These systems include data storage partners such as Microsoft Azure, Amazon Web Services, and Google Cloud; Customer Data Platforms such as Segment, mParticle and Tealium; and analytics providers such as Amplitude and Mixpanel. Braze Currents can also export data to generic web endpoints for maximum flexibility. Customers can use these integrations to leverage their Braze data elsewhere within their technology ecosystem, thereby enabling tighter collaboration between marketing/growth teams and their partners in business intelligence or engineering.

•Snowflake Data Sharing: Alongside Braze Currents, data tracked and stored within our platform can also be accessed directly via our partnership with Snowflake using Snowflake’s Data Sharing mechanism.

In addition, we provide several features for general management of our platform designed to allow customers of all sizes to maximize their efficiency:

•Activity Logs: we provide activity logs for major actions that occur in our platform, and changelogs for updates to objects such as Campaigns, Segments, or Canvases on our dashboard. These logs allow customers to troubleshoot their integrations and audit their team’s activities on the platform.

•Media Library: we offer a media library consisting of images that can be stored and reused in messages across the entire platform.

•User Permissions: we provide a complete set of Role-Based Access Controls to allow large global teams to manage our platform effectively. In addition to these Role-Based Access Control mechanisms, we offer Braze Teams, which allows customers to break their consumer base into segments based on the consumer’s country, language, or a custom attribute. With Braze Teams, customers can create groups to manage individual regions or subsets of their businesses while restricting their ability to view or manage data outside of their assigned region.

Our Competition

The market for customer engagement solutions is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement, but we believe that none of our competitors currently offer comparable comprehensive customer engagement solutions. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Leanplum, MailChimp and MoEngage.

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

Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering among our competitors or continuing market consolidation. Some of our larger competitors also have substantially broader product lines and market focus and therefore may not be as susceptible to downturns in a particular market. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with one or more of our platform offerings. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Competitors may also consolidate with existing partners that we rely on, and as a result we could lose such partnerships. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete.

Some of our larger competitors use their broader product offerings to compete with us, bundling their competitive products with other products being purchased from that company by a customer or closing access to their technology platform, thereby making it more difficult for customers to integrate. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Furthermore, potential customers may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our platform and offerings. These competitive pressures in our market, or our failure to compete effectively, may result in price reductions, fewer sales, reduced revenue and gross margins, increased net losses and loss of, or failure to expand, our market share.

Sales and Marketing

We sell subscriptions to our platform primarily through a direct sales force with primary operations in New York City, San Francisco, Chicago, London, Berlin, Austin, Tokyo and Singapore. Our team of account executives is responsible for selling to new customers as well as existing customers who may renew their subscriptions, increase the usage of our platform over time and expand the deployment of our platform across their organizations. In addition, we sell our platform through our joint venture in Japan, as well as through resellers in South Korea, Australia and Latin America.

Our marketing activities are designed to build broad brand awareness, generate thought leadership and create demand and leads for our sales organizations within our target markets. Our marketing programs target influencers and decision makers participating in the buying cycle, including the chief marketing officer, chief customer officer, chief technology officer, and other key functional marketing and technology heads. Additionally, we conduct marketing programs to engage with our customers to promote upsell and cross-sell opportunities, and we engage with industry analysts, consulting firms, marketing service providers, data and technology partners, marketing agencies and other platform partners, business and trade press and other industry experts who exert considerable influence in our market.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand. We use open source software in our services.

As of January 31, 2022, we owned 19 patents and had seven patent applications pending for examination in the United States and no non-U.S. patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire in 2039 and 2040. Our pending U.S. patent applications may not result in issued patents. As of January 31, 2022, we owned ten registered trademarks in the United States and 19 registered trademarks in various non-U.S. jurisdictions.

Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.

Security, Privacy, Data Protection and Regulatory Matters

In the ordinary course of our business, we may process personal data. We are, or may become, subject to a number of data privacy and security obligations, including federal, state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data security, data protection, rights of publicity, content regulation, intellectual property, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Such obligations may include, without limitation, the Federal Trade Commission Act, or the FTCA, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, or COPPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, or the CCPA, the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, the EU GDPR as it forms part of United Kingdom, or the U.K., law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the U.K. GDPR, the ePrivacy Directive, and the Payment Card Industry Data Security Standard, or PCI DSS. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

European data privacy and security laws (including the EU GDPR and U.K. GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area, or the EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the U.K. or the EU in certain circumstances.

For additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations, please see the section titled “Risk Factors — Risks Related to Privacy, Data Security and Data Protection Laws.”

Our Culture

We believe our culture and core values are critical to our success and have delivered tangible financial and operational benefits to our customers, employees, and stockholders. We are a mission-driven company and have designed our core values as a guiding set of principles for our employees and business.

Our core values are:

•Take Your Seat at the Table: Our community welcomes and respects our employees’ unique talents and perspectives. We encourage employees to roll up their sleeves and join in as we build Braze together.

•Don’t Ignore Smoke: With constant vigilance, we help each other notice issues before smoke turns to fire. When employees come to us, we celebrate the messenger and assist them however we can.

•Shape the Future: We believe in the positive trajectory of change. We make investments, take calculated risks and guide others down the path of our vision for the future.

•Embrace Curiosity: We are explorers of details and new horizons. We embrace a growth mindset and pursue our curiosities to acquire new mastery and hone existing skills.

•Seek the Truth: We combine intelligence with humility to challenge our assumptions and ask thoughtful questions. We make better decisions by deeply understanding our world.

•Be a Human: Each of us contributes to the Braze culture through our individuality. We operate with integrity, and above all else, we are kind.

Our core values were built from the ground up by our employees and represent what our employees have told us Braze means to them. Accordingly, these core values represent not only the ideals of our business, but the guiding tenets of how we operate every day, including how we communicate, how we make decisions, and how we treat our customers and our colleagues.

Diversity, Equity and Inclusion

We believe our impact is greatest when our workforce represents the diverse and global community that we serve. Accordingly, we started our Braze For ALL initiative in 2018 and our Social Impact Department in 2021 in support of our view that diversity, equity and inclusion, or DEI, efforts are integral to our success and a key part of our core values. As part of our Braze For ALL initiative, our DEI efforts include:

•Hiring Practices: We use a number of techniques focused on the achievement of a diverse workforce. For instance, we try to utilize recruitment strategies that will provide a diverse pipeline of candidates, including partnerships with colleges, universities and non-profit organizations that support underrepresented populations from which we can source talent.

•Employee Resource Groups: Employee resource groups at Braze are employee-led and organizationally-supported groups of employees that are drawn together by shared characteristics (such as ethnicity, gender, sexual orientation, etc.) or shared interests. Participation is open to all. Our employee resource groups serve as a resource, point of connection and community for underrepresented employees and their allies, and are an important part of building and maintaining an equitable, diverse and inclusive workforce and community.

•Cultural Education, Bias Mitigation and Allyship: We provide regular programming on cultural awareness, bias mitigation and allyship, including through partnerships with third parties. All new hires are required to participate in unconscious bias and diversity training.

As of January 31, 2022, our workforce was, based upon employee self-identification, 59% white, 20% Asian, 5% of two or more racial groups, 5% black, 4% of Latin background, 3% of our workforce identified as an ethnicity not included in these groups and the remainder declined to self-identify or did not respond. As of the same date, based upon employee self-identification, our workforce was 54% male, 44% female, 0.4% non-binary or gender fluid and the remainder declined to self-identify or did not respond.

Social Responsibility and Community Initiatives

Our core values not only express how we drive our business, but they also reflect how we seek to support the communities of which we are a part. To support this, we have established a Social Impact Department with the goal of using our technology, expertise, and resources to transform how the world connects and communicates to shape an equitable and more sustainable future. Our Social Impact Department oversees our corporate social responsibility and DEI initiatives under the pillars of community, education, and sustainability.

We desire to improve our communities through a number of social initiatives, core among them our participation in the joint-initiative Tech for Black Founders. As part of Tech for Black Founders, our mission is to create an ecosystem that provides resources and technology to empower Black-founded businesses and level the playing field for underserved founders. All companies led by one or more Black founders that have bootstrapped or raised less than $30.0 million in venture capital financing and with fewer than 150 employees are eligible for this program. Companies that satisfy these criteria are eligible to use certain aspects of our platform and certain products for free for a year, with the ability to apply for an additional year if the company continues to meet the applicable criteria. As of January 31, 2022, there were 16 companies using Braze through this initiative.

We have established the Braze Cares initiative which focuses on our charitable giving and fostering opportunities for our employees to volunteer in their communities. As of January 31, 2022, through our Braze Cares program, we and our employees have made donations of approximately $294,787 to over 567 organizations. Our employees have also volunteered with numerous organizations worldwide as part of this program.

We have also joined the Pledge 1% movement and have reserved up to 964,647 shares of our Class A common stock, which we may donate over the next ten years, to fund our social impact and environmental, social, and governance initiatives. We may also donate our time and technology, in addition to our equity and financial resources, to support our social responsibility and community initiatives.

Human Capital

As a technology company, our employees are our most valuable resource. We are led by a diverse, global, and talented team of software developers and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling them.

As of January 31, 2022, we had a total of 1,164 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We offer employees a variety of professional development opportunities and encourage a performance-driven environment. We have focused on creating a robust culture to encourage retention and engagement. See “— Our Culture” above for additional information about our human capital management practices.

General Corporate Information

We were incorporated in Delaware in 2011. Our headquarters is located at 330 West 34th Street, Floor 18, New York, New York 10001 and our telephone number is (609) 964-0585. Our website address is www.braze.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Other Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at

www.investors.braze.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face.  Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors is realized, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.  In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•We have a limited history operating at our current scale, and our future results of operations may fluctuate significantly due to a wide range of factors, which make it difficult to forecast our future results of operations.
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

Our revenue was $238.0 million and $150.2 million for the fiscal years ended January 31, 2022 and 2021, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have funded our operations since inception primarily through equity financings and, more recently, sales of subscriptions to our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition and results of operations. If we incur debt, the debt holders would have rights senior to holders of our Class A common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity securities, our stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

We have a limited history operating at our current scale, and our future results of operations may fluctuate significantly due to a wide range of factors, which make it difficult to forecast our future results of operations.

We were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our results of operations may fluctuate significantly from period to period due to many factors, many of which are outside of our control, including:

•failure to execute on our growth strategies;
•the level of demand for our platform;
•the rate of renewal of subscriptions with, and extent of sales of additional subscriptions to, existing customers;
•the size, timing, duration and pricing, and other terms of our subscription agreements with existing and new customers;
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

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, or the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $78.2 million and $32.0 million for the fiscal years ended January 31, 2022 and 2021, respectively. As of January 31, 2022, we had an accumulated deficit of $215.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by economic uncertainty that is outside our control, including the uncertainty associated with (i) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (ii) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus, and (iii) other macroeconomic trends, such as international and domestic supply chain risks that impact our customers. Any of these risks could have a significant impact on our business or the business of our customers, either of which could result in a material adverse effect on our results and operations and cause our current estimates and projections to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

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

The market for customer engagement products is still evolving, and competitive dynamics may cause our pricing to change as the market matures and as existing and new market participants introduce new types of products and different approaches to enable customers to address their needs. As a result, we may be forced to reduce the prices we charge for our subscriptions and may be required to offer terms less favorable to us for new and renewal agreements, particularly for mid-to large-size enterprises that may demand substantial price discounts as part of the negotiation of subscription contracts.

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

Our customer agreements often provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability of our platform, we may be contractually obligated to provide these customers with service credits or we could face contract terminations. We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers and, as a result, our services may be impacted in the future, and have been impacted in the past, by unscheduled downtime at such providers that is beyond our control. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers.

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

We intend to continue to expand our international operations in the future. For example, we recently announced our plans to expand our international operations to include offices in Canada and France. Our expansion will continue to place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business, financial condition and results of operations may be adversely affected.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. In addition, partially in response to the COVID-19 pandemic, we have a large, remote workforce, which adds to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Additional stay-at-home, business closure and other restrictive orders may also impact our ability to identify, hire and train new personnel. We recently completed our initial public offering, and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. Also, it is not uncommon for companies to see significant turnover in their workforce following an initial public offering, a trend which may only be further amplified by the competitive market for highly-skilled employees. If we fail to attract new personnel, experience significant turnover or the loss of key personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects. Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

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

Many of our agreements with customers and certain other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, violation of privacy and other applicable law or breaches of information security obligations, or other liabilities relating to or arising from our platform, products or other contractual obligations. Some of these agreements provide for uncapped liability for losses caused by intellectual property infringement or gross negligence or willful misconduct, and some indemnity provisions survive termination or expiration of the applicable agreement. While we cap all other liabilities, in some instances, the cap may represent a significant amount of potential liability, and such large indemnity payments could harm our business, financial condition and results of operations. Although we normally contractually limit our liability with respect to these obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Additionally, while we maintain insurance related to these matters, this insurance might not cover all such claims, provide sufficient payments to cover all the costs to resolve one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected. Further, any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers, which could adversely affect our business, financial condition and results of operations.

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

We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. For example, we previously announced our plans to expand our international operations to include offices in Canada and France. This and any other future expansion of our international activities and operations will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:

•changes in a country’s or region’s political or economic conditions;
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
•differing labor regulations, especially in Canada and Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
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
•political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflict between Russia and Ukraine, which may impact the operations of our business or the businesses of our customers;
•risks related to global health epidemics, such as the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and related restrictions on our ability and our customers’ ability to travel;
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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. Further, our proceeds from our initial public offering increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. We may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. Additionally, any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS, mobile and web notifications. We are dependent on third-party services for delivery of emails and SMS, and we are dependent on Apple services and Google services for delivery of mobile and web notifications. For example, unrelated third parties are utilized throughout our industry to deliver email and SMS messages to consumers. If these third-party services change their policies regarding the delivery of certain email or SMS messages, some of our customers may no longer be able to use these channels through our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. Similarly, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations.

We depend in part on mobile operating systems, such as Android and iOS, and their respective infrastructures to send notifications through various applications that utilize our platform. Any changes in such systems that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. For example, any anti-tracking features adopted by Apple or Google that require applications to obtain additional permissions to track end user data may impact our customers’ decisions relating to how to interact with users on our platform. While it is the contractual obligation of our customers to comply with these requirements and applicable laws when using our platform, we cannot guarantee that all customers will do so at all times. Accordingly, if any of our customers were to use our platform in violation of these policies or applicable law, even without our knowledge, we may be subject to financial penalties and reputational harm. Additionally, if such mobile operating systems change their policies or otherwise limit or prohibit us from sending notifications or otherwise make changes that degrade the functionality of our platform, such changes could adversely affect our business, financial condition and results of operations.

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

We are highly dependent upon our relationship with the developer platforms, web browsers and operating systems provided by third-party technology companies such as Apple and Google. Changes to mobile device operating systems may diminish the usefulness of marketing providers or require significant modifications or demands on our business to continue supporting those operating systems. Changes to developer platform policies related to third-party software, such as Apple or Google, creating restrictions that limit the ability of our existing or potential customers to use SDKs or that further limit the use of cookies could similarly adversely affect our business.

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

Operating our business and platform involves the collection, use, processing, storage, transfer and sharing of sensitive, proprietary, confidential, regulated and personal information, including such information that we handle on behalf of our customers. These activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Federal laws also limit the processing of data for children under 13. Violations of these laws can lead to statutory penalties (up to $46,515 per violation in the case of COPPA, for example). If a private plaintiff or regulator alleges that our privacy or security policies and practices are either unfair or deceptive, we may be subject to litigation or regulatory enforcement. In the United States, there are federal and state laws that prohibit unfair and deceptive acts and practices, with federal enforcement typically arising out of Section 5 of the FTCA. State analogs to the FTCA often allow for a private right of action as well (such as the California Unfair Competition Law).

Similarly, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the U.K. GDPR impose strict requirements for processing the personal data of individuals located, respectively within the EEA and the U.K. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, also apply to our operations.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider providing an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the personal data being transferred. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the U.K. similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business in those jurisdictions. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to offer our full range of services in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws or requiring us to increase our personal data processing capabilities in Europe and elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims), additional reporting requirements or oversight, bans on processing personal data and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to, loss of customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or revision or restructuring of our operations.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cybersecurity attacks against private companies in response to U.S.

governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur the future, including in connection with the ongoing conflict between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal information in our control, our security measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic and will likely continue into the foreseeable future.

If we or our third-party service providers suffer, or are perceived to have suffered, a security breach or other security incident, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include, but are not limited to, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data to us and our customers), financial loss and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers for using our platform and negatively impact our ability to grow and operate our business.

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

The future success of our business depends upon the continued use of smart cell phones, other mobile devices and internet-connected devices as primary mediums for commerce, communication and business applications. Government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet and internet-connected devices and cell phones as commercial mediums. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.

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

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform and performing geolocation IP blocking and screenings against United States and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Additionally, U.S. embargoes and sanctions can change rapidly and unpredictably in response to international events, such as the recent application of new and broad sanctions against Russia and Belarus in connection with the invasion of Ukraine. Future embargoes or sanctions could have a significant impact on our business or the business of our customers, either of which could have a material adverse effect on our financial results and operations. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

As of January 31, 2022, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $179.4 million and $119.1 million, respectively, some of which may be available to offset taxable income in the future, and which expire in various years beginning in 2035 for federal purposes and 2026 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $140.0 million of our NOLs may be carried forward indefinitely for federal tax purposes and various states have enacted tax policies or rules that conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize NOLs incurred in tax years beginning on or before December 31, 2017 before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (which generally is defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50%

change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past and we may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition and results of operations.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could increase due to several factors, including:

•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•expansion to new jurisdictions;
•changes in tax laws, tax treaties and regulations or the interpretation of them;
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

As of January 31, 2022, we had 19 granted patents and seven patents pending related to our platform and its technology. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in the United Kingdom, United States, EU, Japan, Singapore, Canada and Tonga. However, any future trademark registrations for pending or future applications may not be issued, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.

In order to protect our proprietary technologies and processes, we also rely on trade secret laws and confidentiality and invention assignment agreements with our employees, consultants, strategic partners, vendors and others. Also, despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, copy, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. For instance, in response to U.S. sanctions, the Russian government has adopted a decree which allows local companies and individuals to use inventions, utility models and industrial designs held by owners from “unfriendly countries” without the owner’s consent and without paying any compensation. If similar policies or laws are adopted in other jurisdictions, it may be difficult for us to enforce our intellectual property rights internationally and subject us to material risk of unauthorized use of our technologies, trade secrets and intellectual property. As we expand our activities outside of the United States, our exposure to unauthorized copying and use of our platform and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our platform, technologies or intellectual property rights.

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

We do not typically monitor the content, activities or messages of our customers in connection with their use of our services, so inappropriate content may be sent to third parties, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable certain content, our customers may continue to send messages through our platform that third parties may find hostile, offensive or inappropriate. The activities of our customers or the content of our customers’ messages may lead us to experience adverse political, business and reputational consequences, especially if such use is high profile. For instance, if our customers use our platform in violation of law it may subject us to increased regulatory scrutiny or direct financial penalties, either of which may have an adverse effect on our reputation and financial results, even if we have complied with our legal obligations. Conversely, actions we take in response to the activities of our customers or users, up to and including suspending their use of our products or services, may harm our brand and reputation.

There are certain statutory and common law frameworks and doctrines that offer defenses against liability for customer activities, including the Digital Millennium Copyright Act, the Communications Decency Act, the fair use doctrine in the United States and the Electronic Commerce Directive in the EU. Although these and other statutes and case law in the United States offer certain defenses against liability from customer activities under U.S. copyright law or regarding secondary liability from the Telephone Consumer Protection Act or the Controlling the Assault of Non-Solicited Pornography and Marketing Act, they are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and in any event we cannot assure you that we will be successful in asserting them. In addition, pending or recently adopted legislation in the EU may impose additional obligations or liability on us associated with content uploaded by users to our platform. Laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Even if ultimately resolved in our favor, we may become involved in related complaints, lawsuits or investigations which add cost to our doing business and may divert management’s time and attention or otherwise harm our reputation.

Risks Related to Socioeconomic Factors

Our future revenue and results of operations could be harmed if the increases in demand we have seen from certain industries as a result of the COVID-19 pandemic fail to continue after the pandemic ends.

In response to the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, governments have instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions have prompted shifts from physical commerce to ecommerce, from in-room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that have benefited from increased demand in the COVID-19 era, this trend may not continue. After the COVID-19 pandemic has abated, some of our customers may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, in the past we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate, including promoting a remote work environment for our employees. While we have reopened many of our offices, a significant portion of our employees continue to work remotely.

We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, as we continue to reopen our offices, we may face operational or other challenges as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies or employee dissatisfaction, either of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and seeking to manage its effects on our business and workforce. For instance, due to the prior emergence of variant strains of COVID-19, we had to previously alter our office reopening plans and modified or cancelled anticipated events. If a new variant strain of COVID-19 were to arise, we might be forced to take similar actions again in the future. Further, the emergence of new variant strains of COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our products or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of July 31 of such fiscal year.

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

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audits and preparation of our consolidated financial statements, we identified three material weaknesses in our internal controls, one over the financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls, and the second over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the third related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of January 31, 2022, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 97.6% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock collectively beneficially owned, in the aggregate, outstanding shares representing approximately 76.3% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Prior to the closing of our initial public offering in November 2021, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our amended and restated certificate of incorporation as currently in effect further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act, including all causes of action asserted against any defendant named in such complaint. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying any offering.

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

Sales of a substantial number of shares of our Class A common stock in the public market following filing of this Annual Report on Form 10-K, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

In connection with our initial public offering, all of our directors, executive officers and the holders of substantially all of our capital stock issued prior to our initial public offering are subject to lock-up agreements or agreements with market standoff provisions that restrict their ability to transfer shares until the earlier of (a) the commencement of trading on May 15, 2022 or (b) two full trading days following our second public release of quarterly or annual financial results (which for this purpose shall not include “flash” numbers or preliminary, partial earnings) following November 16, 2021, subject to certain exceptions. On January 5, 2022, 20% of the then outstanding securities (including shares of Class A common stock, stock options and other equity) held by our current and former employees, contractors, consultants and advisors (excluding our directors, executive officers and individuals associated or affiliated with any of our institutional investors) were released from these transfer restrictions. These transfer restrictions will end with respect to all other securities that remain subject to these lock-up restrictions at the commencement of trading on April 4, 2022. All such securities will then become eligible for immediate sale in the public market, subject to trading limitations on shares held by our affiliates, or other limitations imposed by Rule 144 under the Securities Act, continued vesting of any unvested equity awards as of such date and our insider trading policies. As a result, a substantial number of shares of our Class A common stock will become eligible for sale in the public market in April 2022.

We have registered all of our common stock issuable upon exercise of outstanding stock options, settlement of outstanding restricted stock units, or RSUs, or otherwise issuable pursuant to the terms of any equity incentives we may grant in the future, for public resale under the Securities Act. Such underlying common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, the holders of Class A and Class B common stock issued in connection with the conversion of our previously outstanding convertible preferred stock immediately prior to the completion of our initial public offering have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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
•our involvement in any material litigation;
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

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. Our business results may vary significantly from such analyst estimates or any analyst consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic or by geopolitical instability resulting from the conflict between Russia and Ukraine and resulting sanctions imposed by the United States and other countries against Russia and Belarus, which could adversely affect our business, financial condition and results of operations. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is located in New York City, where we lease approximately 84,000 square feet pursuant to two leases that expire in April 2024. We also lease additional office space in San Francisco, Austin, Chicago, Berlin, London, and Singapore. These offices are leased, and we do not own any real property. We believe that our current facilities are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in various legal proceedings arising from the normal course of business activities. As of the date of this Annual Report on Form 10-K, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings can be costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Our Common Stock

Our Class A common stock is traded on The Nasdaq Global Select Market, or Nasdaq, under the symbol “BRZE”. Our Class B common stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, and is automatically converted upon sale or transfer into one share of Class A common stock.

Holders of Record

As of March 25, 2022, there were 5 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered with our transfer agent on this date and does not include holders of Class A common stock in “street name” by brokers or other entities on behalf of stockholders or any other individual participants in security position listings.

As of March 25, 2022 there were approximately 63 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any dividends on our Class A common stock or Class B common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold since October 31, 2021:

•From November 1, 2021 to January 31, 2022, we issued an aggregate of 43,250 shares of common stock upon the exercise of stock options at a weighted-average exercise price of $2.21 per share, for an aggregate purchase price of $0.1 million.

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
Use of Proceeds

On November 19, 2021, we closed our initial public offering through which we sold 7,500,000 shares of our Class A common stock at an offering price of $65.00 per share, including 800,000 shares pursuant to the underwriters’ overallotment option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $487.5 million. In addition, the selling stockholders, named in our final prospectus that forms a part of the Registration Statement on Form S-1 (File No. 333-260428) for the initial public filed with the SEC pursuant to Rule 424(b)(4) on November 18, 2021, or the Final Prospectus, sold an additional 1,300,000 shares of our Class A common stock, for which we did not receive any proceeds. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260428), which was declared effective by the SEC on November 16, 2021. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., Piper Sandler & Co., William Blair & Company, L.L.C.,

Canaccord Genuity LLC, Cowen and Company, LLC, JMP Securities LLC, Needham & Company, LLC, Oppenheimer & Co. Inc., Raymond James & Associates, Inc. and Loop Capital Markets LLC acted as underwriters for our initial public offering. Following the sale of all the shares upon the closing of our initial public offering, the offer terminated.

The net proceeds to us after deducting underwriting discounts and commissions of $26.8 million and net offering expenses of $3.9 million were $456.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the Final Prospectus.

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchase of our early-exercised options made by us in the fourth quarter of fiscal year ended January 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
November 1 - November 30, 2021	625	$1.64
December 1 - December 31, 2021	292	$1.88
January 1 - January 31, 2022	—	—
Total	917
(1) All purchases represent the repurchase of unvested shares of Class A common stock previously issued to employees pursuant to our Amended and Restated 2011 Equity Incentive Plan.

Item 6. [Reserved]

Not Applicable in accordance with Regulation S-K issued by the Securities and Exchange Commission, effective February 10, 2021.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Annual Report on Form 10-K. See “Special Note Regarding Forward Looking Statements” in this Annual Report on Form 10-K.
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

We have grown significantly in recent periods. We generated revenue of $238.0 million, $150.2 million, and $96.4 million in the fiscal years ended January 31, 2022, 2021, and 2020, respectively, representing year-over-year growth of 58% from the fiscal years ended January 31, 2021 to January 31, 2022 and 56% from the fiscal year ended January 31, 2020 to January 31, 2021. We had net losses of $78.2 million, $32.0 million and $31.8 million, in the fiscal years ended January 31, 2022, 2021, and 2020, respectively. We had net cash used in operating activities of $35.4 million, $6.1 million, and $7.4 million in the fiscal years ended January 31, 2022, 2021, and 2020, respectively. Our Non-GAAP free cash flow was $(39.8) million, $(9.9) million and $(10.4) million in the fiscal years ended January 31, 2022, 2021, and 2020, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash used in operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology. As of January 31, 2022, we had 1,375 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of January 31, 2022, we had approximately 3.7 billion monthly active users, up from approximately 3.0 billion monthly active users as of January 31, 2021. Currently, our in-product messaging channels consist of Content Cards, which embed personalized content into a brand’s website or application, and in-app and in-browser messages. Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertisements and multiple over-the-top media services and connected TV channels.

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

For clarity, we use annualized invoiced amounts per customer subscription contract, including certain premium professional services that are subject to contractual subscription terms, as compared to revenue calculated in accordance with GAAP, to calculate our ARR. Our invoiced amounts are not matched to the performance obligations associated with the underlying subscription contract and premium professional service obligations as they are with respect to our GAAP revenue. This can result in timing differences between our GAAP revenue and ARR calculations. For our revenue calculated in accordance with GAAP, we recognize revenue related to contracts with customers in an amount that reflects the consideration to which we expect to be entitled in exchange for subscription and professional services. See the section titled “— Critical Accounting Policies and Estimates” for additional information regarding how we recognize revenue on a GAAP basis. Investors should not place undue reliance on ARR as an indicator of our future or expected results. Moreover, ARR may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended January 31, 2022, 2021, and 2020, was 128%, 123%, and 126% respectively, for all our customers, and 136%, 133%, and 127%, respectively, for our customers with ARR of $500,000 or more. In addition, 107, 71, and 45 of our customers had ARR of $500,000 or more as of January 31, 2022, 2021, and 2020, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the fiscal years ended January 31, 2022, 2021, and 2020, approximately 40%, 40%, and 39%, of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. For example, in the second half of fiscal year 2021, we entered into a joint venture with our partner Japan Cloud Computing Co., Ltd., to facilitate further expansion into the Japanese market. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Impact of COVID-19 on Our Business

Beginning in January 2020, the COVID-19 pandemic caused general business disruption worldwide. In response to the spread of COVID-19, including the emergence of new variant strains of COVID-19, a significant portion of our employees currently work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may continue to take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

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

Certain of our customers negatively impacted by the spread of COVID-19 decreased or delayed their spending, requested pricing discounts, requested modified payment terms or sought to reduce their commitments when renewing subscriptions, and they may continue to do so, any of which may result in decreased revenue and cash receipts for us. Our customers that were positively impacted by increased demand during the COVID-19 pandemic may have similar requests or experience similar issues if this increased demand does not continue in the recovery from the COVID-19 pandemic.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs, including salaries, cash-based performance compensation, benefits and stock-based compensation, are the most significant component of operating expenses. Operating expenses also include allocated overhead costs, which include rent, utilities, depreciation, information technology costs and certain administrative personnel costs. As we continue to expand our operations, we expect an increase in personnel headcount and expansion of our global footprint.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for our sales and marketing organization, sales commissions, costs related to brand awareness, sponsorships, customer marketing events and advertising, agency costs, travel-related expenses and allocated overhead costs.

We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term, we expect travel to remain lower than our historical pre-pandemic norms as we focus our marketing and sales activities on virtual platforms. However, we expect our sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing activities to acquire new customers and increase sales to existing customers.

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

We expect that general and administrative expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future but decrease as a percentage of revenue over the long term, as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on The Nasdaq Stock Market LLC, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for directors’ and officers’ insurance, investor relations and professional services.

Investment Income

Investment income consists primarily of income earned on our investments, cash and cash equivalents and restricted cash.

Other Income (Expense), Net

Other income (expense), net, primarily consists of net exchange gains or losses on foreign currency transactions.

Provision for Income Taxes

Provision for income taxes consists of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated:

	Fiscal Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenue	$238,035	$150,191	$96,364
Cost of revenue (1)	78,511	54,511	35,686
Gross profit	159,524	95,680	60,678
Operating expenses:
Sales and marketing (1)	127,137	70,661	57,348
Research and development (1)	59,034	29,212	20,339
General and administrative (1)	51,564	27,959	16,524
Total operating expenses	237,735	127,832	94,211
Loss from operations	(78,211)	(32,152)	(33,533)
Other income (expense):
Investment income	137	840	2,127
Other (expense) income, net	(258)	(120)	48
Loss before provision for income taxes	(78,332)	(31,432)	(31,358)
(Benefit from) provision for income taxes	(165)	537	452
Net loss	$(78,167)	$(31,969)	$(31,810)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$2,185	$650	$276
Sales and marketing	16,281	2,892	6,365
Research and development	15,613	2,102	3,705
General and administrative	13,101	1,896	2,062
Total	$47,180	$7,540	$12,408
The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended January 31,
	2022	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	33%	36%	37%
Gross profit	67%	64%	63%
Operating expenses:
Sales and marketing	53%	47%	60%
Research and development	25%	19%	21%
General and administrative	22%	19%	17%
Total operating expenses	100%	85%	98%
Loss from operations	(33)%	(21)%	(35)%
Other income (expense):
Investment income	—%	1%	2%
Other (expense) income, net	—%	—%	—%
Loss before (benefit of) provision for income taxes	(33)%	(20)%	(33)%
(Benefit of) provision for income taxes	—%	—%	—%
Net loss	(33)%	20%	(33)%

Comparison of the Fiscal Years Ended January 31, 2022 and January 31, 2021
Revenue

	Fiscal Year Ended January 31,
	2022	2021	Change	% Change
	($ in thousands)
Revenue	$238,035	$150,191	$87,844	58.5%
The increase in revenue of $87.8 million, or 58.5%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily driven by an $80.6 million or 57.1% increase in subscription revenue. Approximately 62.0% of the increase in subscription revenue was attributable to the growth from existing customers due to customer expansion of committed entitlements and features, and the remaining 38.0% was attributable to new customers. Total customers grew to 1,375 as of January 31, 2022 from 890 as of January 31, 2021. The increase in total customers was the primary driver of a $7.2 million or 79.4% increase in professional services revenue from configuration services provided to those new customers. Additionally, in the fiscal year ended January 31, 2022 our international revenue increased by $35.7 million as we continue to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended January 31,
	2022	2021	Change	% Change
	($ in thousands)
Cost of revenue	$78,511	$54,511	$24,000	44.0%
Gross profit	$159,524	$95,680	$63,844	66.7%
Gross margin	67.0%	63.7%
The increase in cost of revenue of $24.0 million, or 44.0%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily driven by an increase of $11.0 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and an $8.1 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel costs and overhead costs of $4.2 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $63.8 million, or 66.7%, in the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, and our gross margin increased by 3.3% to 67.0% in the fiscal year ended January 31, 2022 from 63.7% in the fiscal year ended January 31, 2021. These increases were due to economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue. In addition, we have undertaken initiatives to optimize the costs of our tech stack and drive personnel efficiencies related to customer support functions.
Operating Expenses

Sales and Marketing Expense

	Fiscal Year Ended January 31,
	2022	2021	Change	% Change
	($ in thousands)
Sales and marketing	$127,137	$70,661	$56,476	79.9%
The increase in sales and marketing expense of $56.5 million, or 79.9%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily driven by an increase in personnel costs and overhead costs of $42.4 million, which included $13.4 million of stock-based compensation costs, as a result of a year-over-year increase in headcount, and an increase in software and recruiting fees of $2.1 million as we continue to expand our sales and marketing presences globally. Additionally, the increase was driven in part by an increase in amortization of deferred contract costs of $6.4 million as a result of sales growth, an increase of $0.7 million in travel and entertainment costs due to the loosening of COVID-19 travel and event restrictions, and an increase in advertising and marketing costs of $4.1 million.
Research and Development Expense

	Fiscal Year Ended January 31,
	2022	2021	Change	% Change
	($ in thousands)
Research and development	$59,034	$29,212	$29,822	102.1%

The increase in research and development expense of $29.8 million, or 102.1%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily driven by an increase of personnel and overhead costs of $27.2 million, which included $13.5 million of stock-based compensation costs. The increase in personnel costs was primarily due to a year-over-year increase in headcount. In addition, professional service fees increased $1.0 million and infrastructure and software costs increased $0.8 million as part of our strategy to continue investing in our technology and to develop new and improve existing functionalities for our platform.

General and Administrative Expense

	Fiscal Year Ended January 31,
	2022	2021	Change	% Change
	($ in thousands)
General and administrative	$51,564	$27,959	$23,605	84.4%

The increase in general and administrative expenses of $23.6 million, or 84.4%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily driven by an increase in personnel and overhead costs of $20.9 million, which included $11.2 million of stock-based compensation costs. The increase in personnel costs was primarily due to a year-over-year increase in headcount as we continue to invest in our finance and administrative functions to build processes, systems, and controls to enable our internal support functions to scale with the growth of our business. In addition, there was an increase in software costs of $1.6 million incurred in connection with our public company readiness initiatives, including investments in our infrastructure to support our operations.

Other Income (Expense)

	Fiscal Year Ended January 31,
	2022	2021	Change	% Change
	($ in thousands)
Investment income	$137	$840	$(703)	(83.7)%
Other (expense) income, net	$(258)	$(120)	$(138)	115.0%

Other income (expense), which primarily consists of gains and losses from foreign exchange and investment income from marketable securities, decreased primarily due to a reduction in marketable securities and investments with a shorter time to maturity.
Liquidity and Capital Resources
Sources of Funds
As of January 31, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $518.1 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and overnight short-term repurchase agreements that are stated at fair value. Our marketable securities positions consists mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

In November 2021, we closed our initial public offering through which we issued and sold 7,500,000 shares of our Class A common stock at an offering price of $65.00 per share, including 800,000 shares pursuant to the underwriters’ overallotment option to purchase additional shares of our Class A common stock, resulting in aggregate net proceeds to us of $456.8 million after deducting underwriting discounts and commissions and related offering expenses.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $215.0 million as of January 31, 2022, and cash flows used in operating activities for the fiscal year ended January 31, 2022 of $35.4 million.

A substantial source of our cash used in operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of January 31, 2022, we had total deferred revenue of $126.3 million of which substantially all was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(35,398)	$(6,080)	$(7,365)
Net cash provided by/(used in) investing activities	$18,040	$22,472	$(87,234)
Net cash provided by financing activities	$467,910	$4,866	$1,257

Operating Activities
For the fiscal year ended January 31, 2022, net cash used in operating activities was $35.4 million, primarily due to a net loss of $78.2 million adjusted for non-cash charges of $68.4 million and net changes in our operating assets and liabilities of $25.7 million. The non-cash adjustments primarily relate to stock-based compensation of $47.2 million, amortization of deferred contract costs of $17.7 million and depreciation and amortization expense of $2.8 million. The cash outflow from changes in our operating assets and liabilities were primarily due to an increase in deferred contract costs and accounts receivable of $32.0 million and $29.8 million, respectively, as a result of commissions and billings for new bookings and renewals and prepaid expense and other current assets of $17.5 million due to prepayments for third-party software fees, primarily consisting of hosting arrangements. The cash outflow was offset by cash inflows primarily from an increase in deferred revenue of $51.5 million, as a result of increased billings driven by timing of subscriptions and renewals and an increase in total bookings, and an overall increase in accrued expenses and other current liabilities of $6.0 million related to employee compensation costs.

For the fiscal year ended January 31, 2021, net cash used in operating activities was $6.1 million, primarily due to a net loss of $32.0 million adjusted for non-cash charges of $21.2 million and net changes in our operating assets and liabilities of $4.7 million. The non-cash adjustments primarily relate to stock-based compensation of $7.5 million, amortization of deferred contract costs of $10.6 million and depreciation and amortization expense of $1.6 million. The cash inflow from changes in our operating assets and liabilities was primarily the result of an increase of deferred revenue of $23.4 million due to timing of subscriptions and renewals and an overall increase in revenue and an increase in accrued expenses and other current liabilities of $13.8 million incurred to support the growth of the business. The increases were partially offset by an increase in accounts receivable and deferred contract costs of $12.4 million and of $20.0 million, respectively, due to increases in revenue.
Investing Activities

Net cash provided by investing activities was $18.0 million for the fiscal year ended January 31, 2022, primarily consisting of maturities of marketable securities of $59.3 million, partially offset by purchases of marketable securities of $36.9 million, purchases of property and equipment of $2.3 million and capitalized internal-use software costs of $2.1 million.

Net cash provided by investing activities was $22.5 million for the fiscal year ended January 31, 2021, primarily consisting of maturities of marketable securities of $86.2 million, partially offset by purchases of marketable securities of $59.4 million and purchases of property and equipment and capitalized internal-use software costs of $2.5 million and $1.9 million, respectively.
Financing Activities

Net cash provided by financing activities was $467.9 million for the fiscal year ended January 31, 2022, primarily consisting of the proceeds from the issuance of common stock upon our initial public offering, net of underwriting discounts and offering costs of $457.1 million, proceeds from the exercise of common stock options of $8.4 million and an investment from our redeemable non-controlling interest in connection with our joint venture Braze KK of $2.5 million.

Net cash provided by financing activities was $4.9 million for the fiscal year ended January 31, 2021, primarily consisting of the proceeds from the exercise of common stock options of $2.8 million and an investment in our redeemable non-controlling interest in connection with our joint venture Braze KK of $2.5 million.
Non-GAAP Free Cash Flow
We report our financial results in accordance with GAAP. To supplement our consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Our management uses free cash flow to assess our operating performance and our progress towards our goal of positive free cash flow. We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment and amounts capitalized for internal-use software development costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.

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

The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(35,398)	$(6,080)	$(7,365)
Less:
Purchases of property and equipment	(2,310)	(2,466)	(1,724)
Capitalized internal-use software costs	(2,065)	(1,886)	(830)
Non-GAAP Free cash flow	$(39,773)	$(10,432)	$(9,919)
Net cash provided by (used in) investing activities	$18,040	$22,472	$(87,234)
Net cash provided by financing activities	$467,910	$4,866	$1,257
Our free cash flow decreased for the fiscal year ended January 31, 2022 from the fiscal year ended January 31, 2021, primarily as a result of continued investment in our sales and marketing function and in our infrastructure to support the growth of our business and our operations as a public company. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

Liquidity Outlook

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contracts with our paying customers and related collection cycles. While our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $189.9 million and $76.1 million, respectively, as of January 31, 2022, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

While we anticipate being able to satisfy our commitments through a combination of our available current cash, cash equivalents and marketable securities and cash generated from the sale of subscriptions to our platform, if our estimates prove to be inaccurate we may seek to sell additional equity or other securities that may result in dilution to our stockholders, issue debt or seek other third-party funding, in order to satisfy our future funding requirements.

Comparison of the Fiscal Years Ended January 31, 2021 and January 31, 2020

For a discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on November 18, 2021.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the following critical accounting policies involve a greater degree of judgement or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which we adopted as of February 1, 2019 on a modified retrospective basis. We generate revenue from fees related to subscription services and professional services and other. We recognize revenue related to contracts with customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. This is determined by following a five-step process, which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price and (5) recognizing revenue when we satisfy a performance obligation.

We identify performance obligations in a contract based on the goods and services that will be transferred to the customer that are identifiable from other promises in the contract, or that are distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include access to our platform, which includes subscription contracts, technical support and platform updates and professional services, which include onboarding services.

We allocate the transaction price of the contract to each distinct performance obligation on a relative standalone selling price basis. Estimating standalone selling prices for our performance obligations requires judgment and is based on multiple factors, including, but not limited to, observable cost data, industry margin studies, historical selling prices, internal cost structure, internal pricing policies, and pricing practices in different regions and sales channels. We review the estimated standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices. The transaction price allocated to each performance obligation is recognized as revenue when or as the products or services are transferred to the customer.

Cost to Obtain a Contract with a Customer

We capitalize incremental costs of obtaining revenue contracts, which primarily consist of internal sales commissions and agent commissions. We amortize these commissions on a systematic basis, consistent with the pattern of transfer of the expected benefit period or services to which the contract relates, generally up to four years. Four years represents the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. Commissions paid for contract renewals are amortized over the renewal period.

Contract costs are amortized on a straight-line basis over up to four years, which reflects the expected period of benefit of the performance obligation, and may be longer than the initial contract period. We determine the estimated benefit period by considering both qualitative and quantitative factors, including the length of the subscription terms in our customer contracts and the anticipated life of our technology, among other factors.

Stock-Based Compensation

Accounting for stock-based compensation requires us to make a number of judgments, estimates and assumptions.

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) fair value of common stock, (2) expected volatility, (3) expected term of the award, (4) the risk-free interest rate and (5) expected dividends. We estimate forfeitures at the date of grant and revised, if necessary, in subsequent periods. These assumptions are estimated as follows:

•Fair value of common stock. Prior to the Company’s initial public offering, the estimated fair value of the Company’s shares were determined based on the “— Common Stock Valuations” discussion below.

•Expected volatility. Due to the lack of historical and implied volatility data of our common stock, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in our industry for a period equal to the expected life of the option. We selected companies with comparable characteristics to us, including enterprise value, risk profiles and position within the industry, and with historical share price information sufficient to meet the expected term of the stock options. We compute the historical volatility data using the daily closing prices for the selected companies.

•Expected term. We determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•Risk-free interest rate. We use the U.S. Treasury yield that corresponds with the expected term for our risk-free interest rate.

•Expected dividends. We utilize a dividend yield of zero, as we do not currently issue dividends and do not expect to do so in the foreseeable future.

•Forfeiture rate. We are required to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures since the adoption of our equity award plan. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense. Refer to Note 12. Employee Stock Plans for details around the assumptions used for valuing stock options.

Common Stock Valuations

Prior to our initial public offering, the fair value of the shares of our common stock underlying the stock options has historically been determined by our board of directors, with input from management and contemporaneous third-party valuations, as there was no public market for our common stock. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. In accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, our board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•the prices of our common or preferred stock sold to third-party investors by us and in secondary transactions;
•lack of marketability of our common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•hiring of key personnel and the experience of our management;
•our history and the introduction of new services;
•our stage of development;
•likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition given prevailing market conditions;
•the market performance of comparable publicly traded companies; and
•United States and global capital markets conditions.

Our board of directors historically determined the value of our common stock by probability-weighting different valuation approaches and methodologies, including both the income approach and select methodologies from the market approach. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using our weighted average cost of capital, or WACC. To derive our WACC, we calculate a cost of equity using the Capital Asset Pricing Model and comparable company betas while benchmarking to relevant equity return studies, and we calculate a cost of debt using our estimated cost of borrowing. The costs of equity and debt are then weighted based on our actual capital structure. The comparable company method is a market approach that estimates value based on a comparison of our company to comparable public companies in a similar line of business and based on acquisitions in the market. From the comparable companies, a representative market multiple is determined and subsequently applied to our historical and forecasted financial results to estimate our enterprise value. The recent security transaction method is a market approach that considers the recent price paid by market participants for a security issued by our company to estimate our enterprise value. While we have historically considered an income approach, we have never included or relied upon a discounted cash flow analysis due to the lack of historical and projected profitability.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events.

Subsequent to our initial public offering, the fair value of each share of underlying common stock is based on the closing price of our Class A common stock as reported on the Nasdaq Stock Market on the date of grant.

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2022, we recorded a full valuation allowance on our net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Recently Adopted Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt some of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our consolidated financial statements to those of other public companies more difficult.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $518.1 million as of January 31, 2022, of which $35.2 million was invested in government bonds, commercial paper, corporate debt securities and asset-backed securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of January 31, 2022, a hypothetical 10% change in interest rates would not have had a material impact on the value of our cash, cash equivalents, or available-for-sale investments. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Item 8.    Financial Statements and Supplementary Data
BRAZE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	63
Consolidated Balance Sheets at January 31, 2022 and 2021	64
Consolidated Statements of Operations for the years ended January 31, 2022, 2021, and 2020	65
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2022, 2021, and 2020	66
Consolidated Statements of Convertible Preferred Stock, Redeemable Non-Controlling Interest and Stockholders’ Equity (Deficit) for the years ended January 31, 2022, 2021, and 2020	67
Consolidated Statements of Cash Flows for the years ended January 31, 2022, 2021, and 2020	69
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Braze, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Braze, Inc. (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, redeemable non-controlling interest and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 31, 2022

BRAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$478,937	$28,509
Restricted cash, current	—	472
Accounts receivable, net of allowance for doubtful accounts of $743 and $934 at January 31, 2022 and January 31, 2021, respectively	64,504	34,771
Marketable securities	35,156	58,004
Prepaid expenses and other current assets	29,588	12,202
Total current assets	608,185	133,958
Restricted cash, noncurrent	4,036	4,037
Property and equipment, net	7,393	5,486
Deferred contract costs	41,689	27,433
Other assets	4,959	480
TOTAL ASSETS	$666,262	$171,394
LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,083	$439
Accrued expenses and other current liabilities	31,623	25,904
Deferred revenue	126,260	74,789
Total current liabilities	159,966	101,132
Deferred tax liabilities	—	80
Other long-term liabilities	1,478	2,227
TOTAL LIABILITIES	161,444	103,439
COMMITMENTS AND CONTINGENCIES (Note 13)
Convertible preferred stock, $0.0001 par value; no shares and 65,318,250 shares authorized as of January 31, 2022 and January 31, 2021, respectively; no shares and 62,830,697 shares issued and outstanding, January 31, 2022 and January 31, 2021, respectively	—	174,229
Redeemable non-controlling interest (Note 4)	3,235	2,233
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized as of January 31, 2022; no shares of preferred stock issued and outstanding as of January 31, 2022; no preferred stock authorized, issued, or outstanding as of January 31, 2021	—	—
Common stock, $0.0001 par value; no shares and 98,500,000 shares authorized as of January 31, 2022 and January 31, 2021, respectively; no shares and 19,498,295 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 2,000,000,000 and no shares authorized as of January 31, 2022 and January 31, 2021, respectively; 18,549,183 and no shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	8	—
Class B common stock, $0.0001 par value; 110,000,000 and no shares authorized as of January 31, 2022 and January 31, 2021, respectively; 74,418,847 and no shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	1	—
Additional paid-in capital	717,175	29,777
Accumulated other comprehensive loss	(640)	(42)
Accumulated deficit	(214,961)	(138,242)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	501,583	(108,507)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)	$666,262	$171,394
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue	$238,035	$150,191	$96,364
Cost of revenue	78,511	54,511	35,686
Gross Profit	159,524	95,680	60,678

Operating expenses:
Sales and marketing	127,137	70,661	57,348
Research and development	59,034	29,212	20,339
General and administrative	51,564	27,959	16,524
Total operating expenses	237,735	127,832	94,211
Loss from operations	(78,211)	(32,152)	(33,533)
Other income (expense):
Investment income	137	840	2,127
Other (expense) income, net	(258)	(120)	48
Loss before provision for income taxes	(78,332)	(31,432)	(31,358)
(Benefit from) provision for income taxes	(165)	537	452
Net loss	(78,167)	(31,969)	(31,810)
Net loss attributable to redeemable non-controlling interest	(1,448)	(217)	—
Net loss attributable to Braze, Inc.	$(76,719)	$(31,752)	$(31,810)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(2.20)	$(1.77)	$(1.96)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	34,897	17,972	16,189
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Net loss	$(78,167)	$(31,969)	$(31,810)
Other comprehensive loss:
Change in foreign currency translation adjustments	(534)	(26)	(85)
Unrealized gains (losses) on marketable securities	(64)	(50)	87
Other comprehensive gain (loss), net	(598)	(76)	2
Comprehensive loss, net	(78,765)	(32,045)	(31,808)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(1,448)	(217)	—
Comprehensive loss attributable to Braze, Inc.	$(77,317)	$(31,828)	$(31,808)
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at January 31, 2019	62,831	$174,229	$—	—	$—	14,966	$—	$5,765	$(84,683)	$32	$(78,886)
Cumulative effect of adoption of Topic 606	—	—	—	—	—	—	—	—	10,003	—	10,003
Issuance of common stock for options exercised	—	—	—	—	—	2,233	—	1,117	—	—	1,117
Vesting of early exercised options	—	—	—	—	—	—	—	260	—	—	260
Repurchase of shares related to early exercised options	—	—	—	—	—	(19)	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	—	—	12,446	—	—	12,446
Other comprehensive income	—	—	—	—	—	—	—	—	—	2	2
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	—	—	(31,810)	—	(31,810)
Balance at January 31, 2020	62,831	$174,229	$—	—	$—	17,180	$—	$19,580	$(106,490)	$34	$(86,876)
Issuance of common stock for options exercised	—	—	—	—	—	2,334	—	2,482	—	—	2,482
Vesting of early exercised options	—	—	—	—	—	—	—	263	—	—	263
Repurchase of shares related to early exercised options	—	—	—	—	—	(5)	—	(10)	—	—	(10)
Repurchase of common shares				—	—	(11)		(204)			(204)
Stock-based compensation	—	—	—	—	—	—	—	7,666	—	—	7,666
Investment in redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(76)	(76)
Net loss attributable to redeemable non-controlling interests	—	—	(217)	—	—	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	—	—	(31,752)	—	(31,752)
Balance at January 31, 2021	62,831	$174,229	$2,233	—	$—	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except share amounts)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at January 31, 2021	62,831	$174,229	$2,233	—	$—	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)
Issuance of common stock for options exercised	—	—	—	2,856	2	—	—	8,164	—	—	8,166
Issuance of common stock for warrants exercised				216
Vesting of early exercised options	—	—	—	—	—	—	—	524	—	—	524
Vesting of restricted stock units				70
Repurchase of unvested shares related to early exercised options	—	—	—	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	47,567	—	—	47,567
Investment in redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(598)	(598)
Net loss attributable to redeemable non-controlling interests	—	—	(1,448)	—	—	—	—	—	—	—	—
Initial public offering, net of issuance costs	—	—	—	7,500	1	—	—	456,920	—	—	456,921
Reclassification of common stock to class A and class B common stock	—	—	—	19,498		(19,498)	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(62,831)	(174,229)	—	62,831	6		—	174,223	—	—	174,229
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	—	—	(76,719)	—	(76,719)
Balance at January 31, 2022	—	$—	$3,235	92,968	$9	—	$—	$717,175	$(214,961)	$(640)	$501,583

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(78,167)	$(31,969)	$(31,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,180	7,540	12,408
Amortization of deferred contract costs	17,710	10,617	5,783
Depreciation and amortization	2,773	1,589	645
Provision for bad debt	88	853	580
Amortization of discount/premium on marketable securities	369	345	(456)
Non-cash foreign exchange loss (gain)	387	222	212
Deferred income taxes	(80)	60	57
Changes in operating assets and liabilities:
Accounts receivable	(29,821)	(12,354)	(12,589)
Prepaid expenses and other current assets	(17,537)	(833)	(2,950)
Deferred contract costs	(31,967)	(19,969)	(14,649)
Other assets	(4,723)	643	25
Accounts payable	1,649	(776)	(2,551)
Accrued expenses and other current liabilities	6,026	13,797	8,222
Deferred revenue	51,471	23,378	28,507
Other long-term liabilities	(756)	777	1,201
Net cash used in operating activities	(35,398)	(6,080)	(7,365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,310)	(2,466)	(1,724)
Capitalized internal-use software costs	(2,065)	(1,886)	(830)
Purchases of marketable securities	(36,894)	(59,418)	(123,130)
Maturities of marketable securities	59,309	86,242	38,450
Net cash provided by (used in) investing activities	18,040	22,472	(87,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	462,260	—	—
Investment from redeemable non-controlling interest	2,450	2,450	—
Proceeds from exercise of common stock options	8,362	2,813	1,265
Payment of deferred offering costs	(5,157)	(183)	—
Repurchase of common shares	—	(204)	—
Repurchase of shares related to early exercised options	(5)	(10)	(8)
Net cash provided by financing activities	467,910	4,866	1,257
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(597)	158	15
Net change in cash, cash equivalents, and restricted cash	449,955	21,416	(93,327)
Cash, cash equivalents, and restricted cash, beginning of period	33,018	11,602	104,929
Cash, cash equivalents, and restricted cash, end of period	$482,973	$33,018	$11,602

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$299	$472	$176

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$387	$126	$38
Net change in capitalized internal-use software development costs in accrued expenses	$(58)	$62	$17
Unrealized net loss on marketable investment securities	$(64)	$(50)	$87
Net change to property and equipment (included in accounts payable)	$(23)	$(15)	$57
Vesting of early exercised options	$524	$263	$260
Common stock option receivables	$22	$—	$—
Conversion of convertible preferred stock to common stock	$174,229	$—	$—
Deferred offering costs reclassed to Stockholders’ Equity (Deficit)	$183	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Company Overview

Description of Business

Braze, Inc., together with its subsidiaries (collectively, the “Company”, “we”, “us”, “our” or “Braze”), is a cloud-based customer engagement platform that delivers customer-centric experiences across push notifications, email, in-product messaging, SMS and MMS messages, and more. Customers use the Braze platform to facilitate real-time experiences between brands and customers in a more authentic and human way.

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. We also lease additional office space in Austin, Berlin, Chicago, London, San Francisco, Singapore, and Tokyo.

Initial Public Offering

On November 19, 2021, the Company completed an initial public offering (“IPO”) of its Class A common stock. As part of the IPO, the Company issued and sold 7,500,000 shares of its Class A common stock at a public offering price of $65.00 per share, including 800,000 shares pursuant to the underwriters’ overallotment option to purchase additional shares of its Class A common stock. The Company received net proceeds of approximately $456.8 million from the IPO, after deducting the underwriting discounts, commissions, and related offering expenses. In addition, the selling stockholders, named in the Company’s final prospectus that forms a part of the Registration Statement on Form S-1 (File No. 333-260428) for the IPO filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on November 18, 2021 (the “Final Prospectus”), sold an additional 1,300,000 shares of Class A common stock, for which the Company did not receive any proceeds. In connection with the IPO, all then outstanding shares of convertible preferred stock automatically converted into an aggregate of 62,830,697 shares of Class B common stock.

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

Impact of COVID-19

Beginning in January 2020, the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) pandemic caused general business disruption worldwide. COVID-19 is considered to be highly contagious and poses a serious public health threat. Although certain restrictions are being lifted, state mandated lockdowns have adversely impacted many companies in the past, as many public health regulations transformed or even halted daily operations, and similar adverse effects may re-occur if any state mandated lockdowns are reinstated in the future. We have not experienced a materially negative impact from COVID-19 and continue to monitor the global situation and the potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continued evolution of the COVID-19 outbreak, including the emergence of new variant strains of COVID-19, and the global responses to curb its spread, we are not able to estimate the ongoing effects on our results of operations, financial condition, or liquidity.
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and variable interest entities (“VIE”) for which we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications and immaterial changes have been made to prior-period financial statements to conform to the current-period presentation.

Deferred Offering Costs

Deferred offering costs consisting primarily of accounting, legal, and other fees related to the IPO, were capitalized and recorded in other assets on the consolidated balance sheets. Upon completion of the IPO, $5.3 million of deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the IPO.

Basic and Diluted Net Loss attributable to Braze, Inc. Common Stockholders per Share

Basic and diluted net loss attributable to Braze, Inc. common stockholders per share is presented in conformity with the two class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. Prior to our IPO, we considered all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to Braze, Inc. common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses.

Basic loss attributable to Braze, Inc. per common stockholder’s share is computed by dividing the net loss by the weighted-average number of shares of Braze, Inc. common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss attributable to Braze, Inc. by the weighted-average number of shares of Braze, Inc. common stock together with the number of additional shares of Braze Inc. common stock that would have been outstanding if all potentially dilutive shares of Braze Inc. common stock had been issued. Since we were in a loss position for the periods presented, basic net loss per share attributable to Braze, Inc. common stockholders is the same as diluted net loss per share attributable to Braze, Inc. common stockholders since the effects of potentially dilutive securities are antidilutive.
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

Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer (“CEO”) is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have one operating segment, which is the business of cloud-based customer engagement platform subscriptions.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date

Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities

Level 3 – Unobservable inputs that are supported by little or no market data for the related assets or liabilities

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and other current assets and liabilities. At January 31, 2022 and 2021, the carrying amounts of accounts receivable, accounts payable and other current assets and liabilities approximated fair values because of their short-term nature.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in other income, net, on the consolidated statements of operations. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, retained earnings and other equity items are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustments reported on the consolidated statements of comprehensive loss.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (loss), net in the accompanying consolidated statements of operations when realized.

Cash and cash equivalents represent cash and highly liquid investments with original contractual maturities of three months or less at the date of purchase. Cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and overnight short-term repurchase agreements that are stated at fair value.

As of January 31, 2022 and 2021, approximately $4.0 million and $4.5 million, respectively, of deposits were restricted due to multiple letters of credit related to our leased and subleased properties. These deposits were classified as current and noncurrent based on the related underlying lease term.

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of January 31, 2022 and 2021 (in thousands):

	January 31,
	2022	2021
Cash and cash equivalents	$478,937	$28,509
Restricted cash	—	472
Restricted cash, noncurrent	4,036	4,037
Total cash, cash equivalents and restricted cash	$482,973	$33,018

Accounts Receivable, Net

Accounts receivable are recorded at amounts billed and unbilled to customers, net of an allowance for doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on historical write-offs, collections, and current credit conditions. A receivable is considered past due if we have not received payment based on agreed-upon terms. We generally do not require any security or collateral to support our receivables. Unbilled amounts included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $2.2 million and $3.6 million as of January 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. Restricted cash consists of letters of credit related to our leased properties. For cash, cash equivalents, restricted cash, and marketable securities, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets in excess of federal insurance limits.

Significant customers are those which represent 10% or more of our total revenue for the period or accounts receivable at the balance sheet dates. For fiscal years ended January 31, 2022 or 2021, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets. Our accounts receivable are derived from revenue contracts with customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary. As of January 31, 2022, no customer accounted for 10% or more of our total accounts receivable balance, and as of January 31, 2021, one customer accounted for 11% of our total accounts receivable balance.

Marketable Securities

We classify our investments in marketable securities within current assets on the consolidated balance sheets as the investments are available for use, if needed, in current operations. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss, until realized.

Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a reduction to investment income. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. No impairment losses related to marketable securities have been recognized in any of the periods presented. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income. Subsequent gains or losses realized upon redemption or sale of these securities in excess or below their adjusted cost basis are also recorded as investment income.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon asset retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet, and the resulting gain or loss is reflected in general and administrative expenses in the consolidated statements of operations. The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of lease term or estimated useful life of assets

Impairment of Long-Lived Assets

Long-lived assets, subject to depreciation and amortization, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets or asset groups may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets or asset groups is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairment losses of long-lived assets recognized for the fiscal years ended January 31, 2022 and 2021.

Capitalized Internal-use Software Costs

We capitalize certain costs incurred to develop new or additional customer-facing software functionality, on the consolidated balance sheets as a component of property and equipment, net. We capitalize qualifying personnel costs, including stock-based compensation, and consulting costs incurred during the application development stage so long as the project is authorized, it is probable the project will be completed, and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred and included in research and development expenses on the consolidated statements of operations. These capitalized costs are amortized over the software’s expected useful life, which is generally three years, within cost of revenue on the consolidated statements of operations.

Comprehensive Loss

Our comprehensive loss is currently comprised of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Variable Interest Entity

A VIE is an entity that either has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

To assess whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider all the facts and circumstances including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of the VIE. To assess whether we have the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity interests, servicing rights and fee arrangements, and any other variable interests in the VIE. If we determine that we are the party with the power to make the most significant decisions affecting the VIE, and we have an obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, then we consolidate the VIE.

We perform ongoing reassessments of whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired or divested the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on new events, and therefore could be subject to the VIE consolidation framework.

Redeemable Non-controlling Interest

Redeemable non-controlling interests represent the portion of net income (loss), net, and comprehensive income (loss), net, that is not allocable to us, in situations where we consolidate an equity interest or as the primary beneficiary of a VIE for which there are other owners. The amount of non-controlling interest is comprised of the greater of the amount of such interests at the date of the original acquisition of an equity interest in an investment, plus the other shareholders’ share of changes in equity since the date of the investment or estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The redeemable non-controlling interest is classified outside of permanent equity as mezzanine equity on the consolidated balance sheets as the redemption option is outside of our control.

Revenue Recognition

Effective February 1, 2019, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), and applied the guidance on a modified retrospective basis. We applied the standard to all contracts as of February 1, 2019, to aggregate the effect of all contract modifications that occurred prior to the adoption date. The cumulative impact of applying the new guidance was that $10.0 million was recorded as an adjustment to accumulated deficit as of February 1, 2019. We derive our revenue primarily from subscriptions to our platform, including associated support, and professional services. Our subscriptions do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Professional services primarily consist of fees for distinct services rendered in training and assisting customers to configure and optimize the use of the platform. Revenue is recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We apply the following five-step model to recognize revenue from contracts with clients:

•Identification of the contract or contracts with a customer;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when, or as, a performance obligation is satisfied.

We identify the performance obligations in a contract or multiple contracts with a customer and determine whether they are distinct or distinct within the context of the contract. When there is more than one distinct performance obligation in a contract, we allocate the transaction price to the performance obligations on a relative standalone selling price basis based on standalone selling prices (“SSP”). We have identified two performance obligations within our contracts with our customers: (i) subscription and (ii) professional services and other.

All contracts generally contain fixed consideration payable upfront by the customer. Some of our multi-year arrangements may contain fixed fees with escalating pricing structures each year. The nature of our subscription performance obligation remains unchanged each period of the arrangement and therefore may create a contract asset reflecting the difference between the amount of revenue recognized compared to the amount billed.

Some of our contracts with customers contain terms, such as service level guarantees, product usage and overage fees, that, along with various potential claims, including breach of warranty, may result in variable consideration. Variable consideration exists when the amount which we expect to receive in a contract is affected by the occurrence or non-occurrence of future events. We develop estimates of variable consideration on the basis of historical information, current trends, and any other specific knowledge about future periods.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Typically, our contracts do not provide customers with any right of return or refund; however, we may make exceptions on a case-by-case basis when it makes commercial sense. Variable consideration, including as a result of service level guarantees, product usage and overage fees or other potential claims such as breach of warranty, was not material during the fiscal years ended January 31, 2022 and 2021. We allocate the variable consideration related to the product usages and overages to the distinct month during which the related services were performed as those fees relate specifically to providing usage of the platform in the period and represents the consideration we are entitled to for the access to the platform. As a result, the usage and overage fees are included in the transaction price and recognized as revenue in the period in which the fee was generated.

To the extent that we grant customers an option to acquire additional products or services, we account for the option as a distinct performance obligation in the contract only if the option provides a material right to the customer that the customer would not receive without entering into the contract. If a material right exists in a contract, revenue allocated to the option is deferred and recognized as revenue only when those future products or services are transferred or when the option expires. Contracts do not typically contain material rights and when they do, the material right has not been significant to our consolidated financial statements.

Once the transaction price is determined, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which we expect to be entitled in exchange for transferring the products or services to the customer. This allocation is based on the SSP of the products or services included in the arrangement.

Judgment is required to determine the SSP for each performance obligation. We determine SSP based on observable prices for those related goods or services when sold separately, if available. When such observable prices are not available, we determine SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including transaction size, product-specific factors, historical sales of the deliverables and costs to deliver the services and applicable margins.

Subscription Services

Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the platform is made available to customers. We have determined that subscriptions to our platform represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are typically 1 year in length, but may be up to 5 years.

At the beginning of each subscription term we invoice our customers, typically in annual installments but also quarterly and semi-annually. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in deferred revenue or revenue. We report revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.

Professional Services and Other

Professional services and other revenue primarily consist of onboarding services and are typically recognized as services are performed since our customers simultaneously receive the benefits of these services as they are performed, which is generally over a period of up to six months from provisioning access to the platform. We invoice our customers for professional services at the outset of the contract. Amounts that have been invoiced for non-cancelable contracts are recorded in accounts receivable and in deferred revenue or revenue. We report revenue net of sales tax and other taxes collected from customers to be remitted to government authorities.

Contract Balances

Contract Assets

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. These balances are included in prepaid and other current assets on our consolidated balance sheets.

Deferred Revenue

We record deferred revenue when we have an unconditional right to payments in advance of satisfying the performance obligations on our contracts. The balance consists primarily of annual plan subscription services and professional services not yet provided as of the balance sheet date. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as a current liability in our consolidated balance sheets. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable agreements.

Deferred Contract Costs

We capitalize costs of obtaining revenue contracts that are incremental and recoverable. Incremental costs primarily include sales commissions and bonuses for new and renewal revenue contracts and associated payroll tax and fringe benefit costs and are recorded within deferred contract costs on the consolidated balance sheets. Capitalized amounts are recoverable through future revenue streams under all customer contracts.

Contract costs are amortized on a straight-line basis up to 4 years, which reflects the expected period of benefit of the performance obligation and may be longer than the initial contract period. We determined the estimated benefit period having considered both qualitative and quantitative factors, including the length of the subscription terms in our customer contracts and the anticipated life of our technology, among other such factors. Deferred contract costs related to renewals are amortized over the renewal term which is generally one year to three years. Amortization of contract costs are classified within operating expenses based on the function of the underlying employee receiving the benefit in the accompanying consolidated statements of operations.

Deferred contract costs are periodically analyzed for impairment. As of January 31, 2022 and 2021, we have not identified any potential indicators of impairment.

Cost of Revenue

Cost of revenue consists of expenses related to providing platform access to customers and onboarding services. These costs include payments to third-party cloud infrastructure providers for hosting software solutions and costs associated with application service providers utilized to deliver the platform, allocated personnel-related costs, including salaries, cash-based performance compensation, benefits and stock-based compensation, overhead cost allocations related to facilities and shared IT-related expenses, including depreciation expense and amortization of internal use software.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, cash performance-based compensation, employee benefits and stock-based compensation. Operating expenses also include overhead cost allocations.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing organization, costs related to sponsorships, events and advertising, agency costs, travel-related expenses, and allocated overhead costs. Costs associated with our advertising and sales promotions are expensed as incurred. During the fiscal years ended January 31, 2022, 2021, and 2020, we recognized $12.2 million, $8.1 million, and $8.9 million, respectively, in advertising costs, which included brand and sponsorship costs.

Research and Development

Research and development expenses consist primarily of personnel costs for engineering, service, design, and information technology teams. Additionally, research and development expenses include allocated overhead costs and contractor fees. Research and development costs are expensed as incurred. Capitalized internal-use software development costs are excluded from research and development expenses as they are capitalized as a component of property and equipment, net and amortized to cost of revenue over the software’s expected useful life, which is generally three years.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and other administrative functions, as well as outside professional services. In addition, general and administrative expense includes non-personnel costs, such as legal, accounting and other professional fees, software costs, certain tax, license and insurance-related expenses and allocated overhead costs.

Stock-Based Compensation

We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and use the straight-line method to recognize stock-based compensation. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock based awards.

We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeitures rate based on an analysis of our actual historical forfeitures materializing in the previous fiscal years, and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior.

We calculate the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility

We estimate volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term since we do not have a trading history of our common stock.

Expected Term

The expected term of our stock options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the simplified method to compute the expected term, which we believe is representative of future behavior. Our stock plans provide a contractual term of 10 years before the option is forfeited.

Risk-Free Interest Rate

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term of the expected life of the option on the grant date.

Dividend Yield

We have not declared or paid dividends to date and do not anticipate declaring dividends in the foreseeable future. As such, the dividend yield has been estimated to be zero.

Fair Value of Common Stock

Prior to our IPO, the fair value of the common stock underlying the stock option awards was determined by the board of directors (“the Board”). Given the absence of a public trading market, the Board considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to, (i) contemporaneous third party valuations of our common stock; (ii) the rights, preferences, and privileges of our convertible preferred stock relative to our common stock; (iii) the lack of marketability of our common stock; (iv) stage and development of our business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. To evaluate the fair value of the underlying shares for grants between two independent valuations and after the last independent valuation, a linear interpolation framework was used to evaluate the fair value of the underlying shares.

Subsequent to our IPO, the fair value of each share of underlying common stock is based on the closing price of our Class A common stock as reported on the Nasdaq Stock Market on the date of grant.

Investment Income

Investment income consists primarily of income earned on our investments, cash and cash equivalents and restricted cash.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of realized and unrealized foreign currency gains and losses.

Leases

We categorize leases at their inception as either operating or capital. In the ordinary course of business, we enter into non-cancelable operating leases, principally for office space. We recognize lease costs on a straight-line basis and treat lease incentives as a reduction of rent expense over the term of the agreement. The difference between cash payments and rent expense is recorded as a deferred rent liability in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets.

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, using a more likely than not standard. The evaluation considers our recent historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2022, we recorded a full valuation allowance on our net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

We recognize tax expense associated with Global Intangible Low-Taxed Income as it is incurred as part of the current income taxes to be paid or refunded for the current period.

We recognize the tax benefits on any uncertain tax positions taken or expected to be taken in the consolidated financial statements when it is more likely than not the position will be realized upon ultimate settlement with tax authorities, assuming full knowledge of the position and relevant facts. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with ASC 820, Fair Value Measurement. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. We adopted ASU 2018-13 on February 1, 2020, and the adoption of this update did not have a material impact on our consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Codification Improvements — Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 clarifies the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606. Under ASU 2019-08, entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service (i.e., share-based sales incentives). Accordingly, entities use a fair-value-based measure to calculate such incentives on the grant date, which is the date on which the grantor (the entity) and the grantee (the customer) reach a mutual understanding of the key terms and conditions of the share-based consideration. The result is reflected as a reduction of revenue in accordance with the guidance in ASC 606 on consideration payable to a customer. After initial recognition, the measurement and classification of the share-based sales incentives continue to be subject to ASC 718 unless (1) the award is subsequently modified when vested and (2) the grantee is no longer a customer. The guidance is effective for public and private companies’ fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We adopted ASU 2019-08 as of February 1, 2020. The amendments in ASU 2019-08 did not have a material impact on our consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Codification Improvements — Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 clarifies the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606. Under ASU 2019-08, entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service (i.e., share-based sales incentives). Accordingly, entities use a fair-value-based measure to calculate such incentives on the grant date, which is the date on which the grantor (the entity) and the grantee (the customer) reach a mutual understanding of the key terms and conditions of the share-based consideration. The result is reflected as a reduction of revenue in accordance with the guidance in ASC 606 on consideration payable to a customer. After initial recognition, the measurement and classification of the share-based sales incentives continue to be subject to ASC 718 unless (1) the award is subsequently modified when vested and (2) the grantee is no longer a customer. The guidance is effective for public and private companies’ fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We adopted ASU 2019-08 as of February 1, 2020. The amendments in ASU 2019-08 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance and transitional guidance between November 2018 and February 2020 within ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 (collectively, “Topic 326”). Topic 326 introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Further, the new guidance indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Per ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Topic 326, as amended, is effective for (1) public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and (2) all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Topic 326 is effective for our fiscal year beginning February 1, 2023. Early adoption is permitted. We expect to early adopt Topic 326 beginning February 1, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements and do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 within ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20, ASU No. 2019-01, ASU No. 2019-10, ASU No. 2020-02, and ASU No. 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Topic 842 is effective for our fiscal year beginning February 1, 2022. We plan to adopt this standard under the modified-retrospective approach, using the practical expedients allowing us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases, and (iii) indirect costs for any existing leases. Additionally, any lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term and any non-lease components shall not be separated from the lease components, but instead accounted for as a single lease component. We do not expect the adoption of this amended guidance to have a significant impact on our consolidated statements of operations, but will result in a right-of-use asset and lease liability estimated between $55.0 million to $65.0 million on our consolidated balance sheets.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“Topic 740”), which removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. We expect to adopt ASU 2019-12 beginning February 1, 2022 as the Company has elected to use the extended transition period under the JOBS Act. We are currently evaluating the impact of the new guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

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

The following table presents total revenue by type (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Subscription	$221,664	$141,068	$89,774
Professional Services and Other	16,371	9,123	6,590
Total	$238,035	$150,191	$96,364

The following table presents total revenue by geography (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
United States	$142,640	$90,523	$58,832
International	95,395	59,668	37,532
Total	$238,035	$150,191	$96,364

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Contract Balances

Contract Assets

Contract assets as of January 31, 2022 and January 31, 2021 were $0.8 million and $0.4 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the fiscal year ended January 31, 2022, 2021, 2020 from amounts included in deferred revenue at the beginning of each respective period was $74.6 million, $51.2 million, and $22.8 million, respectively.

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
January 31, 2021	$234.2	$150.0	$84.2
April 30, 2021	249.6	163.7	85.9
July 31, 2021	268.2	180.5	87.7
October 31, 2021	304.0	199.1	104.9
January 31, 2022	373.6	237.8	135.8

These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include (i) contracts with an original expected term of one year or less and (ii) agreements for which the right to invoice corresponds with the value provided to the customer.
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

On September 23, 2020, the Investors executed a shareholders’ agreement (the “Shareholders Agreement”) in connection with the closing of the first tranche. The Shareholders’ Agreement, along with the Articles of Incorporation, outlines the Investors’ rights, including certain protective provisions of JCC and M30, (together referred to the “Non-controlling Interest Holders”). All of the common stock held by the Investors is callable by us or puttable by the Non-controlling Interest Holders upon certain contingent events but no later than the eighth anniversary of the Share Purchase Agreement. The price of the put and call option is based on our fair value as of the date of sale. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of Braze KK and the Company and may be settled, at our discretion, with our stock or cash.

We determined that Braze KK was a VIE and we are the primary beneficiary, because Braze KK was dependent on us for ongoing financial support and we have both the power to direct the significant activities that impact the economic performance of Braze KK and the obligation to absorb losses and the right to receive expected benefits that could be significant to Braze KK.

In September 2021, following the first anniversary of the execution of the Share Purchase Agreement and pursuant to the terms and conditions of the Shareholders Agreement, the Investors purchased Braze KK Shares in the second tranche for a total purchase price of $5.0 million. The investment did not change the ownership interest between the Investors. The investment resulted in a reconsideration event and we determined that Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statements of cash flows.

As of January 31, 2022 and January 31, 2021, the non-controlling interest in Braze KK is classified in mezzanine equity as redeemable non-controlling interest as a result of the put right available to the Non-controlling Interest Holders in the future, an event that is not solely in our control. The non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2020	$—
Investment from redeemable non-controlling interest	2,450
Net loss attributable to redeemable non-controlling interest	(217)
Balance as of January 31, 2021	$2,233
Investment from redeemable non-controlling interest	2,450
Net loss attributable to redeemable non-controlling interest	(1,448)
Balance as of January 31, 2022	$3,235
The total combined VIE assets, which represent the maximum exposure to loss, and liabilities were as follows (in thousands):

	January 31,
	2022	2021
Assets:
Cash and cash equivalents	$6,705	$4,582
Accounts receivable, net of allowance for doubtful accounts	143	—
Prepaid expenses and other current assets	196	58
Total current assets	7,044	4,640
Property and equipment, net	38	12
Deferred contract costs	609	—
Other assets	32	23
Total assets	$7,723	$4,675
Liabilities:
Accounts payable	$106	$19
Accrued expenses and other current liabilities	829	35
Deferred revenue	725	—
Total liabilities	$1,660	$54

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31,
	2022	2021
Prepaid software subscriptions	$19,396	$8,426
Prepaid advertising	1,132	1,008
Prepaid insurance	4,372	187
Other	4,688	2,581
Total prepaid expenses and other current assets	$29,588	$12,202
6. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$439,627	$—	$—	$439,627
	439,627	—	—	439,627
Marketable securities
U.S. government securities	$4,006	$—	$—	$4,006
Foreign government bonds	—	3,203	—	3,203
Commercial paper	—	18,993	—	18,993
Corporate debt securities	—	3,020	—	3,020
Asset-backed securities	—	5,934	—	5,934
Total marketable securities	4,006	31,150	—	35,156
Total	$443,633	$31,150	$—	$474,783

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,584	$—	$—	$12,584
	12,584	—	—	12,584
Marketable securities
U.S. government bonds	$10,533	$—	$—	$10,533
Commercial paper	—	17,582	—	17,582
Corporate debt securities	—	20,075	—	20,075
Asset-backed securities	—	9,814	—	9,814
Total marketable securities	10,533	47,471	—	58,004
Total	$23,117	$47,471	$—	$70,588

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of January 31, 2022 and January 31, 2021. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

7. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	January 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$4,021	$—	$(15)	$4,006
Foreign bonds	3,203	—	—	3,203
Commercial paper	18,993	—	—	18,993
Corporate debt securities	3,025	—	(5)	3,020
Asset-backed securities	5,941	—	(7)	5,934
Total	$35,183	$—	$(27)	$35,156

	January 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government bonds	$10,546	$1	$(14)	$10,533
Commercial paper	17,582	—	—	17,582
Corporate debt securities	20,089	25	(39)	20,075
Asset-backed securities	9,837	2	(25)	9,814
Total	$58,054	$28	$(78)	$58,004

There were no material reclassifications of gains or losses from accumulated other comprehensive loss on the consolidated balance sheets to other income, net, on the consolidated statements of operations.

As of January 31, 2022 and January 31, 2021, we did not consider any of our marketable debt securities to be other-than-temporarily impaired and we did not purchase or hold a material amount of non-marketable debt securities.

As of January 31, 2022 and January 31, 2021, there were no debt securities in a continuous unrealized loss position for greater than 12 months for the periods presented. We believe that the losses incurred on the ten investment positions in an unrealized loss position as of January 31, 2022 were temporary because we had no intention of selling the investment and we had the ability to retain the investment for a period of time sufficient to allow for recovery of its amortized cost basis.

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	January 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$33,671	$33,646
Due in 1 year through 5 years	1,512	1,510
Total	$35,183	$35,156

	January 31, 2021
	Amortized Cost	Estimated Fair Value
Due within 1 year	$55,811	$55,761
Due in 1 year through 5 years	2,243	2,243
Total	$58,054	$58,004

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents and marketable securities. The components of investment income were as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Interest income	$506	$1,185	$1,671
Amortization of discount/premium, net	(369)	(345)	456
Investment income	$137	$840	$2,127
8. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	January 31,
	2022	2021
Capitalized internal-use software	$5,353	$2,958
Computer equipment and software	3,833	2,077
Leasehold improvements	2,470	1,977
Furniture and fixtures	966	1,114
Total property and equipment	12,622	8,126
Less: accumulated depreciation and amortization	(5,229)	(2,640)
Total property and equipment, net	$7,393	$5,486

The total depreciation expense and amortization expense for property and equipment was $2.8 million, $1.6 million and $0.6 million, during the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

We capitalized internal-use software of $2.4 million, $2.1 million and $0.9 million during the fiscal years ended January 31, 2022, 2021, and 2020 respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $1.2 million, $0.5 million and $0.1 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	January 31,
	2022	2021
Accrued compensation costs	$14,075	$8,117
Accrued software subscriptions	3,217	5,672
Accrued commissions	5,961	4,761
Accrued professional service fees	2,218	2,864
Other	6,152	4,490
Total accrued expenses and other current liabilities	$31,623	$25,904
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $2.4 million, $1.5 million, and $1.0 million for the fiscal years ended January 31, 2022, 2021, and 2020 respectively.
11. Stockholders’ Equity (Deficit)

Class A and Class B Common Stock

The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock will be entitled to one vote. Each share of Class B common stock is entitled to ten votes and may be converted at the option of the holder into one share of Class A common stock. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock in certain circumstances, including on the earlier of (i) the last trading day of the fiscal quarter during which the number of shares of Class B common stock then outstanding represents less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, or (ii) the last trading day of the fiscal quarter immediately following the fifth anniversary of the IPO. All shares of the Company’s capital stock outstanding immediately prior to the IPO, including all shares held by its executive officers, directors and their respective affiliates, and all shares issuable upon the conversion of its then outstanding convertible preferred stock, were reclassified into shares of Class B common stock immediately prior to the completion of the IPO.

Convertible Preferred Stock Conversion

According to the terms of our amended and restated certificate of incorporation in effect immediately prior to our IPO, all outstanding shares of convertible preferred stock would automatically be converted into shares of common stock upon either a (i) the closing of the sale of shares of common stock to the public (x) at a price at least equal to the original issue price of the Series E convertible preferred stock and (y) resulting in at least $50.0 million of gross proceeds to Braze, or (ii) the occurrence of an event specified by vote or written consent of the holders of (i) at least a majority of the outstanding shares of convertible preferred stock voting as a single class on an as-converted basis, (ii) at least a majority of the outstanding shares of Series C convertible preferred stock, voting separately on an as-converted basis, (iii) at least a majority of the outstanding shares of Series D convertible preferred stock, voting separately on an as-converted basis, and (iv) at least a majority of the outstanding shares of Series E convertible preferred stock, voting separately on an as-converted basis. In connection with the completion of the IPO on November 19, 2021, all shares of convertible preferred stock then outstanding were automatically converted into 62.8 million shares of Class B common stock.

Warrants

All outstanding common stock warrants were net exercised pursuant to their terms for an aggregate of 216,354 shares of Class B common stock in connection with the IPO.
12. Employee Stock Plans

Amended and Restated 2011 Equity Incentive Plan

The Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) provided for the award of stock options and restricted stock units (“RSUs”) to employees, officers, directors, advisors and other service providers of Braze. The terms of each award and the exercise price are determined by the Board. Following effectiveness of the 2021 Equity Incentive Plan in connection with the IPO, no further awards were made under the 2011 Plan.

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

Stock Options

A summary of stock option activity for the periods presented, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2020	10,456,625	$2.39	8.23	$30,253
Granted	3,464,655	5.65
Exercised	(2,334,263)	1.20
Forfeited	(377,318)	4.28
Expired	(23,299)	2.95
Balance as of January 31, 2021	11,186,400	$3.58	7.99	$351,321
Granted	3,120,516	35.02
Exercised	(2,855,522)	2.94
Forfeited	(415,690)	5.48
Balance as of January 31, 2022	11,035,704	$12.56	7.69	$413,384
Vested and expected to vest as of January 31, 2022	10,230,240	$11.60	7.61	$393,072
Exercisable - January 31, 2022	4,741,556	$3.25	6.64	$221,763

	Fiscal Year Ended January 31,
	2022	2021	2020
Weighted-average grant date fair value per share of options granted during each respective period	$24.53	$7.41	$2.24
Aggregate intrinsic value of options exercised during each respective period (in thousands)	$121.9	$78.9	$10.3

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Dividend yield (in percentage)	—%	—%	—%
Expected volatility (in percentage)	61.8 - 66.1%	55.7 - 62.5%	55.1 - 57.3%
Expected term (in years)	5.9 - 6.7	5.5 - 6.1	5.6 - 6.1
Risk-free interest rate (in percentage)	1.0 - 1.2%	0.3 - 1.5%	1.4 - 2.6%
Fair value of common stock	$65.00	$5.28 - $28.35	$3.46 - $5.14

Early Exercise of Stock Options

Prior to July 2019, stock options granted contained a provision whereby the holders of the stock options were able to exercise the options prior to vesting. We recorded a share repurchase liability related to stock options with four-year vesting schedules that were exercised early. The liability is included within accrued expenses and other current liabilities on the consolidated balance sheets. Upon termination of service of an employee, we have the right to repurchase any non-vested but issued common shares at the original purchase price. Such an exercise is not substantive for accounting purposes. The liability is being amortized into additional paid-in capital over the course of the vesting schedule.

During the fiscal years ended January 31, 2022, 2021, and 2020, $0.5 million, $0.3 million, and $0.3 million was recorded to additional paid in capital related to the vesting of early exercised awards, respectively. During the fiscal years ended January 31, 2022, 2021, and 2020, 88,099, 287,963, and 129,225 options were early exercised for cash in an amount of $0.2 million, $0.4 million, and $0.2 million, respectively. As of January 31, 2022 and 2021, $0.2 million and $0.5 million is recorded as a liability on the consolidated balance sheets in account payables and other accrued expenses, respectively.

A summary for activities for early exercised options is as follows:

Unvested Options
Balance as of January 31, 2020	195,989
Exercises	287,963
Vested	(210,764)
Repurchased	(4,524)
Balance as of January 31, 2021	268,664
Exercises	88,099
Vested	(296,400)
Repurchased	(3,251)
Balance as of January 31, 2022	57,112
Restricted Stock Units

Prior to the IPO, all granted restricted stock units (“RSUs”) contained both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is satisfied over either a four year or three year period. Some RSUs vest on a quarterly basis and other RSUs have a one year cliff vesting period with quarterly vesting thereafter.

The performance-based vesting condition in relation to the then outstanding RSUs was deemed satisfied as a result of the closing of the IPO in November 2021. As such, the Company recorded stock-based compensation vesting of RSUs in connection with the IPO using the accelerated attribution method during the fourth quarter of the fiscal year ended January 31, 2022. Upon completion of the IPO, the Company recognized compensation expense of $16.1 million related to RSUs granted to employees and directors that were subject to performance-based vesting conditions that were satisfied upon completion of the IPO.

The following table summarized unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	—
Granted	1,512,709	$52.20
Vested	(70,121)	$46.71
Forfeited	(87,523)	$45.08
Balance as of January 31, 2022	1,355,065

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenue	$2,185	$650	$276
Sales and marketing	16,281	2,892	6,365
Research and development	15,613	2,102	3,705
General and administrative	13,101	1,896	2,062
Stock-based compensation, net of amounts capitalized	$47,180	$7,540	$12,408
Capitalized stock-based compensation expense	387	126	38
Total stock-based compensation expense	$47,567	$7,666	$12,446

As of January 31, 2022, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$65,615	$40,400
Weighted-average remaining recognition period (Years)	3.38	1.78

Secondary Transaction

In March 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “2021 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2021 Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the fiscal year ended January 31, 2021.

During the fiscal year ended January 31, 2020, we facilitated a transaction whereby a related-party investor purchased 893,500 shares of our common stock from our current and former employees (the “2020 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2020 Secondary Transaction, we recognized $8.7 million stock-based compensation expense which represented the amounts paid above fair value of common stock and the charge associated with employees selling shares which were held for less than six months. The expense is included in the same category of operating expense as the employees’ other compensation.

Employee Stock Purchase Plan

In November 2021, the Board and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the underwriting agreement related to the IPO. Following completion of the IPO, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii).
13. Commitments and Contingencies

Leases

We have noncancellable operating leases for office space that expire at various dates through 2031. Rental expense for operating leases for the fiscal years ended January 31, 2022, 2021, and 2020 was $10.2 million, $8.8 million, and $5.9 million respectively.

This rental expense includes sublease income of $0.4 million, $1.1 million, and $0.9 million, respectively, for the fiscal years ended January 31, 2022, 2021, and 2020. Our operating leases generally provide for annual rent increases and may include rent holidays, typically at the outset of a lease agreement.

The following represents the Company’s future minimum payments under non-cancelable operating leases as of January 31, 2022 for each of the next five years and thereafter (in thousands):

Fiscal Years Ended January 31,	Net Rent
2023	$9,900
2024	11,557
2025	11,112
2026	8,804
Thereafter	34,697
Total future lease payments	$76,070

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.3 million and $0.6 million as of January 31, 2022 and 2021, respectively, which is included in other current liabilities on the consolidated balance sheets. As of fiscal year ended January 31, 2022, we have entered into several voluntary disclosure agreements with jurisdictions where we identified a potential exposure due to not filing prior returns.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of January 31, 2022, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Income Taxes

The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and local	15	$26	$26
Foreign	(100)	451	369
Total current	$(85)	$477	$395
Deferred:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	(80)	60	57
Total deferred	(80)	60	57
(Benefit from) provision for income taxes	$(165)	$537	$452

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
United States	$(76,030)	$(33,352)	$(32,880)
Foreign	(2,302)	1,920	1,522
Loss before provision for income taxes	$(78,332)	$(31,432)	$(31,358)

A reconciliation of the (benefit from) provision for income taxes to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Statutory income tax expense	21.0%	21.0%	21.0%
Foreign tax rate differential	0.8%	0.2%	0.3%
State taxes	2.8%	5.3%	2.4%
Permanent items	(3.0)%	(2.0)%	(2.3)%
Change in valuation allowance	(29.3)%	(27.0)%	(6.3)%
Section 382 NOL	—%	—%	(9.0)%
Stock-based compensation	5.8%	(1.4)%	(7.5)%
Tax credits	2.1%	2.2%	—%
Effective tax rate	0.2%	(1.7)%	(1.4)%

Deferred Income Taxes

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands). The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	Fiscal Year Ended January 31,
	2022	2021
Deferred tax assets:
Net operating losses	$46,886	$30,743
Bad debt reserve	186	237
Other reserves	1,016	1,105
Stock-based compensation	8,402	106
Property, equipment, and software	272	185
Accrued taxes	113	37
Accrued bonus	1,552	902
R&D credit	3,541	1,927
Deferred payroll taxes	250	594
Other	410	432
Deferred tax assets	62,628	36,268
Less: valuation allowance	(52,209)	(29,297)
Deferred tax asset, net of valuation allowance	$10,419	$6,971
Deferred tax liabilities:
Capitalized costs	$(10,286)	$(6,952)
Property, equipment and software	(133)	(99)
Deferred tax liabilities	(10,419)	(7,051)
Net deferred tax assets/(liabilities)	$—	$(80)

As of January 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $179.4 million and $119.1 million, respectively. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $140.0 million of our NOLs may be carried forward indefinitely for federal tax purposes and $39.4 million, if not utilized, will expire at various times between 2035 and 2037. The state NOLs if not utilized, will expire at various times between 2026 and 2042. We also had foreign NOL carryforwards as of January 31, 2022 of $7.6 million, the majority of which may be carried forward indefinitely. As of January 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $118.3 million and $79.7 million, respectively.

At January 31, 2022, the Company had tax credit carryforwards of $3.5 million related to credits for research activities. The credit carryforwards will expire between 2037 and 2042.

IRC Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and 383. Therefore, certain of our carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2013, 2014 and 2017, we triggered “ownership shifts” as defined in Internal Revenue Code Section 382 and related provisions. These ownership shifts resulted in a reduction of NOLs in the fiscal year ended January 31, 2020 of $13.8 million and credits of $0.7 million. Our utilization of our NOLs and credits is limited by these ownership shifts but those limitations do not have a significant impact to the financial statements since there is no utilization of the NOLs and credits and a full valuation allowance exists against the net operating losses and credits. Subsequent ownership changes may subject us to additional annual limitations of its net operating losses. Such annual limitation could result in the expiration of the NOLs and credits. As of January 31, 2022, there were no additional limitations to the net operating losses or credits.

We determine our valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to our history of losses, we believe that it is not more likely than not that all the deferred tax assets can be realized as of January 31, 2022. Accordingly, we have recorded a full valuation allowance against our deferred tax assets. The valuation allowance increased by $22.9 million, and $8.5 million, during the fiscal years ended January 31, 2022, and 2021, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2022 because the Company intends to reinvest such earnings indefinitely outside of the United States. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Balance at February 1	$902	$647	$—
Additions for tax positions of prior years	—	902	647
Reductions for tax positions of prior years	(255)	(647)	—
Balance at January 31	$647	$902	$647

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. As of January 31, 2022, 2021 and 2020, there were no interest and penalties recorded.

As of January 31, 2022, 2021 and 2020, accrued unrecognized tax benefits were $0.6 million, $0.9 million, and $0.6 million, respectively, and if recognized would reduce the provision for income taxes, and our effective tax rate. We expect the majority of the unrecognized tax benefits to be released during the next twelve months.

We are subject to income tax examinations in the United States and various state and foreign jurisdictions. Our most significant operations are in the United States and the earliest open tax year subject to potential examination is the period ended January 31, 2019. However, amounts reported as NOLs from these prior tax periods also remain subject to review by most tax authorities.

15. Net Loss per Share Attributable to Braze, Inc. Common Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common shareholders during the periods presented (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss attributable to Braze, Inc.	$(76,719)	$(31,752)	$(31,810)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	35,078	18,205	16,446
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(181)	(233)	(257)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	34,897	17,972	16,189
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(2.20)	$(1.77)	$(1.96)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common shareholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Convertible preferred stock on an as-converted basis	—	62,831	62,831
Options to purchase common stock	11,036	11,186	10,456
Restricted stock units	1,355	—	—
Warrants to purchase common stock	—	218	218
Total	12,391	74,235	73,505

16. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.7 million during the fiscal year ended fiscal year ended January 31, 2021 and $1.2 million during the fiscal year ended January 31, 2022.

17. Subsequent Events

In March 2022, the Company granted a total of 1.6 million Class A common stock RSUs to employees pursuant to the 2021 Plan. The fair value of the RSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The Company expects to recognize aggregate stock-based compensation expense of $60.4 million related to the RSUs over a weighted-average requisite service period of approximately 3.5 years.

In March 2022, we entered into a memorandum of understanding with Tides Foundation to establish a donor advised fund in support of our philanthropic goals and our commitment to the Pledge 1% movement.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2022 because of the three material weaknesses in our internal control, discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and disclosed in our final IPO prospectus dated November 16, 2021, we have three material weaknesses in our internal control that remain unremediated as of January 31, 2022. One material weakness is over the financial reporting close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls, the second over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the third related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. These control deficiencies could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

Remediation Plan

We have developed a detailed plan for remediation of the material weakness, as well as compliance with Section 404 of the Sarbanes-Oxley Act, including developing and maintaining appropriate IT general controls and process level controls. While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal years ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

Inherent Limitation on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2022, or the 2022 Proxy Statement, and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.braze.com. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Conduct. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report on Annual Report on Form 10-K.
Item 11.    Executive Compensation

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, the 2022 Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Documents filed as part of this report are as follows:

1.Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules:

Financial Statement Schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.2	Amended and Restated Bylaws of Braze, Inc.	8-K	001-41065	3.2	November 23, 2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260428	4.1	November 8, 2021
4.2*	Description of Registrant’s Securities.
10.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2018.	S-1	333-260428	10.1	October 22, 2021
10.2+	Amended and Restated 2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260428	10.2	October 22, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder .	S-1/A	333-260428	10.3	November 8, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-260428	10.4	November 8, 2021
10.5+	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-260428	10.5	November 8, 2021
10.6+	Confirmatory Offer Letter, by and between Braze, Inc. and William Magnuson, dated November 2, 2021.	S-1/A	333-260428	10.6	November 8, 2021
10.7+	Confirmatory Offer Letter, by and between Braze, Inc. and Isabelle Winkles, dated November 2, 2021.	S-1/A	333-260428	10.7	November 8, 2021
10.8+	Confirmatory Offer Letter, by and between Braze, Inc. and Susan Wiseman, dated November 2, 2021.	S-1/A	333-260428	10.8	November 8, 2021
10.9+	Confirmatory Offer Letter, by and between Braze, Inc. and Jonathan Hyman, dated November 2, 2021.	S-1/A	333-260428	10.9	November 8, 2021

10.10+	Confirmatory Offer Letter, by and between Braze, Inc. and Myles Kleeger, dated November 2, 2021.	S-1/A	333-260428	10.1	November 8, 2021
10.11+	Executive Severance Plan.	S-1/A	333-260428	10.11	November 8, 2021
10.12+	Non-Employee Director Compensation Policy.	S-1/A	333-260428	10.12	November 8, 2021
10.13	Sub-sublease Agreement by and between Braze, Inc. and ContextMedia Health, LLC, dated December 20, 2018.	S-1	333-260428	10.13	October 22, 2021
10.14	Sublease by and between Braze, Inc. and Web.com Group, Inc., dated June 30, 2019.	S-1	333-260428	10.14	October 22, 2021
21.1	List of Subsidiaries of the Company.	S-1	333-260428	21.1	October 22, 2021
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Braze, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

BRAZE, INC.

By:	/s/ William Magnuson
Name:	William Magnuson
Title:	Chief Executive Officer
POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints William Magnuson, Isabelle Winkles and Susan Wiseman, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Magnuson	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
William Magnuson

/s/ Isabelle Winkles	Chief Financial Officer (Principal Financial Officer)	March 31, 2022
Isabelle Winkles

/s/ Pankaj Malik	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2022
Pankaj Malik

/s/ Neeraj Argawal	Director	March 31, 2022
Neeraj Argawal

/s/ Phillip M. Fernandez	Director	March 31, 2022
Phillip M. Fernandez

/s/ Matthew Jacobson	Director	March 31, 2022
Matthew Jacobson

/s/ Tara Levy	Director	March 31, 2022
Tara Levy

/s/ David Obstler	Director	March 31, 2022
David Obstler

/s/ Doug Pepper	Director	March 31, 2022
Doug Pepper