Form 10-Q
period 2022-04-30
Braze, Inc.
filed 2022-06-14
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 6, 2022, there were 49,022,752 shares of the registrant’s Class A and 44,992,577 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2022

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2022 and January 31, 2022	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 30, 2022 and 2021	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended April 30, 2022 and 2021	7

	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Non-controlling Interest and Stockholders’ Equity (Deficit) (Unaudited) for the Three Months Ended April, 2022 and 2021	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2022 and 2021	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	PART II

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6.	Exhibits	71

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price;
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

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Braze,” “the Company,” “we,” “our” and “us” refer to Braze, Inc. and its subsidiaries.

“Braze,” “Braze Currents” and other trade names and trademarks of ours appearing in this Quarterly Report on Form 10-Q are our property. This Quarterly Report on Form 10-Q contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	April 30, 2022	January 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,610	$478,937
Accounts receivable, net of allowance of $646 and $743 at April 30, 2022 and January 31, 2022, respectively	42,663	64,504
Marketable securities	439,486	35,156
Prepaid expenses and other current assets	26,006	29,588
Total current assets	598,765	608,185
Restricted cash, noncurrent	4,036	4,036
Property and equipment, net	9,497	7,393
Operating lease right-of-use assets	54,804	—
Deferred contract costs	44,488	41,689
Other assets	4,708	4,959
TOTAL ASSETS	$716,298	$666,262
LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,680	$2,083
Accrued expenses and other current liabilities	28,870	31,623
Deferred revenue	139,437	126,260
Operating lease liabilities, current	9,992	—
Total current liabilities	180,979	159,966
Operating lease liabilities, noncurrent	47,392	—
Other long-term liabilities	383	1,478
TOTAL LIABILITIES	228,754	161,444
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	2,871	3,235
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 47,078,151 and 18,549,183 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	5	1
Class B common stock, $0.0001 par value; 110,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 46,728,599 and 74,418,847 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	4	8
Additional paid-in capital	741,291	717,175
Accumulated other comprehensive loss	(2,397)	(640)
Accumulated deficit	(254,230)	(214,961)
TOTAL STOCKHOLDERS’ EQUITY	484,673	501,583
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$716,298	$666,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2022	2021

Revenue	$77,495	$47,877
Cost of revenue	25,906	15,807
Gross profit	51,589	32,070

Operating expenses:
Sales and marketing	46,044	24,351
Research and development	21,620	11,797
General and administrative	23,574	8,947
Total operating expenses	91,238	45,095
Loss from operations	(39,649)	(13,025)
Other income, net	30	32
Loss before provision for income taxes	(39,619)	(12,993)
Provision for income taxes	14	160
Net loss	(39,633)	(13,153)
Net loss attributable to redeemable non-controlling interest	(364)	(319)
Net loss attributable to Braze, Inc.	$(39,269)	$(12,834)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.42)	$(0.65)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	93,250	19,669
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2022	2021
Net loss	$(39,633)	$(13,153)
Other comprehensive loss:
Change in foreign currency translation adjustments	(562)	(130)
Unrealized losses on marketable securities	(1,195)	(40)
Other comprehensive loss, net	(1,757)	(170)
Comprehensive loss, net	(41,390)	(13,323)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(364)	(319)
Comprehensive loss attributable to Braze, Inc.	$(41,026)	$(13,004)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	667	—	2,630	—	—	2,630
Vesting of early exercised options	—	—	—	54	—	—	54
Vesting of restricted stock units	—	77	—	—	—	—	—
Repurchase of unvested shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	17,172	—	—	17,172
Other comprehensive loss	—	—	—	—	—	(1,757)	(1,757)
Net loss attributable to redeemable non-controlling interests	(364)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(39,269)	—	(39,269)
Balance at April 30, 2022	$2,871	93,807	$9	$741,291	$(254,230)	$(2,397)	$484,673

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at January 31, 2021	62,831	$174,229	$2,233	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)
Issuance of common stock for options exercised	—	—	—	914	—	2,432	—	—	2,432
Vesting of early exercised options	—	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	—	6,967	—	—	6,967
Other comprehensive loss	—	—	—	—	—	—	—	(170)	(170)
Net loss attributable to redeemable non-controlling interests	—	—	(319)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(12,834)	—	(12,834)
Balance at April 30, 2021	62,831	$174,229	$1,914	20,412	$—	$39,291	$(151,076)	$(212)	$(111,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(39,633)	$(13,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,971	6,956
Amortization of deferred contract costs	5,407	3,800
Depreciation and amortization	965	588
Provision for credit losses	(143)	(210)
Value of common stock donated to charity	4,260	—
Amortization of discount/premium on marketable securities	13	160
Non-cash foreign exchange loss	505	75
Deferred income taxes	4	1
Changes in operating assets and liabilities:
Accounts receivable	21,984	8,355
Prepaid expenses and other current assets	3,615	(1,576)
Deferred contract costs	(8,205)	(5,666)
ROU Assets and liabilities	879	—
Other assets	614	(1,892)
Accounts payable	28	119
Accrued expenses and other current liabilities	(2,530)	(7,463)
Deferred revenue	13,177	6,157
Other long-term liabilities	10	(58)
Net cash provided by/(used in) operating activities	17,921	(3,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,960)	(298)
Capitalized internal-use software costs	(306)	(498)
Purchases of marketable securities	(421,537)	(8,059)
Maturities of marketable securities	16,000	26,008
Net cash (used in)/provided by investing activities	(407,803)	17,153
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	2,630	2,184
Payment of deferred offering costs	—	(219)
Repurchase of shares related to early exercised options	—	—
Net cash provided by financing activities	2,630	1,965
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,075)	(134)
Net change in cash, cash equivalents, and restricted cash	(388,327)	15,177
Cash, cash equivalents, and restricted cash, beginning of period	482,973	33,018
Cash, cash equivalents, and restricted cash, end of period	$94,646	$48,195
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Three Months Ended April 30,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$172	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$232	$11
Net change in capitalized internal-use software development costs in accrued expenses	$21	$(56)
Unrealized net loss on marketable investment securities	$(1,195)	$(40)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$623	$(49)
Vesting of early exercised options	$54	$115
Asset retirement obligation	$365	$—
Common stock option receivables	$—	$245
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$224
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
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reported period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Significant items subject to such estimates and assumptions include but are not limited to the standalone selling price for separate performance obligations in our revenue arrangements, expected period of benefit for deferred contract costs, the valuation of common stock and stock-based compensation, the incremental borrowing rate for operating leases, the allocation of overhead costs between cost of revenue and operating expenses, the estimated useful lives of intangible and depreciable assets, the valuation of deferred tax assets and liabilities and other tax estimates including our ability to utilize net operating losses.

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
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022 (the “Annual Report”). There have been no material changes to our significant accounting policies with the exception of the below:

Accounts Receivable, Net and Credit Losses

Accounts receivable consists of customer obligations due under normal trade terms and are recorded at amounts billed and unbilled to customers, net of allowance for any potential uncollectible accounts. Unbilled amounts are included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date. Trade accounts receivable are recorded at invoiced amounts and do not bear interest.

We maintain an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded as general and administrative expenses in the consolidated statements of operations. We assess collectability by reviewing accounts receivable on a collective basis when similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgements about the creditworthiness of customers based on ongoing credit evaluations. A receivable is considered past due if we have not received payment based on agreed-upon terms. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. No material write-offs of accounts receivable have been recognized in any of the periods presented.

Leases

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in our leases is generally unknown, we use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise any such options. Lease costs for our operating leases are recognized on a straight-line basis over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of finance leases is included in interest expense and recognized using the effective interest method over the lease term. We did not have any finance leases in the periods presented.

We have elected to not separate lease and non-lease components for any leases within our existing classes of assets and, as a result, we account for any lease and non-lease components as a single lease component. We have also elected to not apply the recognition requirement to any leases within our existing classes of assets with a term of 12 months or less (short-term leases). Variable lease costs are comprised primarily of our proportionate share of operating expenses, property taxes, and insurance and is classified as lease cost due to our election to not separate lease and non-lease components.

Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current in our consolidated balance sheets. Refer to Note 14. Leases, for further information.
Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. Restricted cash consists of letters of credit related to our leased properties. For cash, cash equivalents, restricted cash, and marketable securities, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the consolidated balance sheets in excess of federal insurance limits.

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three months ended April 30, 2022 and April 30, 2021, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. No customers accounted for 10% or more of our total accounts receivable balance as of April 30, 2022 and January 31, 2022, respectively.

Marketable Securities

We classify our investments in marketable securities within current assets on the consolidated balance sheets as the investments are available for use, if needed, in current operations as we may sell our marketable securities at any time, without significant penalty, even if they have not yet reached maturity. These investments are carried at fair value, based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Gains and losses are determined based on the specific identification method and are recognized when realized as a component of Other income, net in our consolidated statement of operations.

We review our securities on a regular basis to evaluate if any security has experienced an other-than temporary decline in fair value. We consider an available-for-sale security to be impaired if the fair value of the investment is less than its amortized cost basis, our intent to sell, or whether it is more likely than not that we are required to sell the security before recovery of its amortized cost basis. If we believe that an other-than-temporary decline exists in one of the securities, we will write down these investments to fair value. To the extent that the decline in fair value is related to credit losses, such as changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors, the write-down related to credit loss would be recorded in Other income, net in our consolidated statements of operations. Impairments related to factors other than credit losses are recognized in accumulated other comprehensive income (loss), net of tax. As of April 30, 2022, the Company had not recorded any credit impairments.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 within ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20, ASU No. 2019-01, ASU No. 2019-10, ASU No. 2020-02, and ASU No. 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Topic 842 is effective for our fiscal year ending January 31, 2022 and interim periods beginning February 1, 2023 with early adoption permitted. While we have generally elected to take advantage of the extended transition period available to emerging growth companies for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, we decided to early adopt Topic 842. We adopted this standard under the modified-retrospective approach, using the practical expedients allowing us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases, and (iii) indirect costs for any existing leases. Additionally, any lease arrangements with a term of 12 months or less will be recognized on the consolidated statement of operations on a straight-line basis over the lease term and any non-lease components shall not be separated from the lease components, but instead accounted for as a single lease component. Upon adoption of ASC 842, we recognized a right-of-use asset of $59.6 million and a lease liability of $61.3 million at February 1, 2022 on our consolidated balance sheets. Prior period amounts were not restated and are reported in accordance with ASC 840. Refer to Note 14. Leases, for further information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance and transitional guidance between November 2018 and February 2020 within ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 (collectively, “Topic 326”). Topic 326 introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Further, the new guidance indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Per ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Topic 326, as amended, is effective for (1) public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and (2) all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Topic 326 is effective for our fiscal year beginning February 1, 2023 and early adoption is permitted. While we have generally elected to take advantage of the extended transition period available to emerging growth companies for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, we decided to early adopt Topic 326. We determined that the adoption of this ASU did not have a material impact on our consolidated financial statements. As such, we adopted this ASU prospectively on February 1, 2022.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“Topic 740”), which removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. We adopted ASU 2019-12 on February 1, 2022 and determined that the adoption of this ASU had no material impact on our consolidated financial statements.

In October 2020, FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in this guidance affect a wide variety of topics in the ASC by either clarifying the codification or correcting unintended application of guidance. The changes are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. We adopted ASU 2020-10 prospectively on February 1, 2022 and determined that this ASU does not have a material impact on our consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregated Revenue Streams

The following disaggregation depicts the nature, amount, timing and uncertainty of cash flows related to the primary types of revenue from contracts with customers.

The following table presents total revenue by type (in thousands):

	Three Months Ended April 30,
	2022	2021
Subscription	$72,836	$44,708
Professional services and other	4,659	3,169
Total	$77,495	$47,877

The following table presents total revenue by geography (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$45,352	$28,865
International	32,143	19,012
Total	$77,495	$47,877

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $5.6 million and $2.2 million as of April 30, 2022 and January 31, 2022, respectively.

Contract Balances

Contract Assets

Contract assets as of April 30, 2022 and January 31, 2022 were $0.5 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three months ended April 30, 2022 from amounts included in deferred revenue at January 31, 2022, was $59.5 million. Revenue recognized during the three months ended April 30, 2021 from amounts included in deferred revenue at January 31, 2021, was $35.9 million.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2022	$743
Reserve:
Credit losses	(143)
Deferred revenue	164
Write-offs	(137)
Recoveries	19
Balance at April 30, 2022	$646

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
April 30, 2021	$249.6	$163.7	$85.9
July 31, 2021	268.2	180.5	87.7
October 31, 2021	304.0	199.1	104.9
January 31, 2022	373.6	237.8	135.8
April 30, 2022	390.9	255.1	135.8
4. Variable Interest Entity and Redeemable Non-Controlling Interest

On September 14, 2020, we, along with Japan Cloud Computing Co., Ltd., and M30 LLC, (the “Investors”), entered into an agreement, whereby each Investor agreed to purchase shares of common stock of Braze KK (“Braze KK Shares”) for a total purchase price of $10.0 million in two tranches of $5.0 million per tranche in September 2020 and September 2021, to engage in the investment, organization, management and operation of Braze KK focused on the distribution of our products in Japan. The purpose of this arrangement was to further expand our business in the Japanese market.

In March 2022, we consented to the issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options will vest in full in March 2027 and, other than the options held by one officer of Braze KK, cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The issuance of stock options did not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

The common stock held by the Investors is callable by us or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of Braze KK and the Company and may be settled, at our discretion, with our stock or cash. The non-controlling interest in Braze KK is classified in mezzanine equity as redeemable non-controlling interest as a result of the put right available to the Investors in the future, an event that is not solely in our control. The non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2022	$3,235
Net loss attributable to redeemable non-controlling interest	(364)
Balance as of April 30, 2022	$2,871
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$619	$—	$—	$619
U.S. government bonds	28,719	—	—	28,719
Commercial paper	3,998	—	—	3,998
	$33,336	$—	$—	$33,336
Marketable securities
U.S. government bonds	$353,913	$—	$—	$353,913
Foreign government bonds	—	2,020	—	2,020
Commercial paper	—	9,699	—	9,699
Corporate debt securities	—	70,949	—	70,949
Asset-backed securities	—	2,905	—	2,905
Total marketable securities	353,913	85,573	—	439,486
Total	$387,249	$85,573	$—	$472,822

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$439,627	$—	$—	$439,627
	439,627	—	—	439,627
Marketable securities
U.S. government bonds	$4,006	$—	$—	$4,006
Foreign government bonds	—	3,203	—	3,203
Commercial paper	—	18,993	—	18,993
Corporate debt securities	—	3,020	—	3,020
Asset-backed securities	—	5,934	—	5,934
Total marketable securities	4,006	31,150	—	35,156
Total	$443,633	$31,150	$—	$474,783

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of April 30, 2022 and January 31, 2022. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	April 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$354,781	$2	$(870)	$353,913
Foreign bonds	2,035	—	(15)	2,020
Commercial paper	9,699	—	—	9,699
Corporate debt securities	71,279	14	(344)	70,949
Asset-backed securities	2,914	—	(9)	2,905
Total	$440,708	$16	$(1,238)	$439,486

	January 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$4,021	$—	$(15)	$4,006
Foreign bonds	3,203	—	—	3,203
Commercial paper	18,993	—	—	18,993
Corporate debt securities	3,025	—	(5)	3,020
Asset-backed securities	5,941	—	(7)	5,934
Total	$35,183	$—	$(27)	$35,156

Accrued interest receivables related to our available-for-sale securities of $1.3 million as of April 30, 2022 and $0.1 million as of January 31, 2022 were included within Prepaid expenses and other assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of April 30, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of April 30, 2022 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of April 30, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of April 30, 2022 for the Company’s marketable and non-marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	April 30, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$267,854	$267,605
Due in 1 year through 5 years	172,854	171,881
Total	$440,708	$439,486

	January 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$33,671	$33,646
Due in 1 year through 5 years	1,512	1,510
Total	$35,183	$35,156

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents and marketable securities. Investment income is included within Other income, net on the consolidated statement of operations. The components of investment income were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Interest income	$443	$223
Amortization of discount/premium, net	13	(160)
Investment income	$456	$63
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	April 30, 2022	January 31, 2022
Capitalized internal-use software	$5,837	$5,353
Computer equipment and software	4,701	3,833
Leasehold improvements	4,085	2,470
Furniture and fixtures	964	966
	15,587	12,622
Less: accumulated depreciation and amortization	(6,090)	(5,229)
Total property and equipment, net	$9,497	$7,393

The total depreciation expense and amortization expense for property and equipment was $1.0 million and $0.6 million during the three months ended April 30, 2022 and 2021, respectively.

We capitalized internal-use software of $0.5 million and $0.5 million during the three months ended April 30, 2022 and 2021, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $0.5 million and $0.2 million for the three months ended April 30, 2022 and 2021, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2022	January 31, 2022
Prepaid software subscriptions	$12,531	$19,396
Prepaid advertising	1,192	704
Prepaid insurance	3,501	4,372
Prepaid events	1,146	428
Other	7,636	4,688
Total prepaid expenses and other current assets	$26,006	$29,588
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	April 30, 2022	January 31, 2022
Accrued compensation costs	$14,269	$14,075
Accrued software subscriptions	2,458	3,217
Accrued commissions	4,060	5,961
Accrued professional service fees	2,451	2,218
Other	5,632	6,152
Total accrued expenses and other current liabilities	$28,870	$31,623
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $1.8 million and $1.2 million for the three months ended April 30, 2022 and 2021, respectively.

11. Stockholder’s Equity (Deficit)

Class A and Class B Common Stock

We have two classes of common stock, Class A and Class B. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and may be converted at the option of the holder into one share of Class A common stock. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock in certain circumstances, including on the earlier of (i) the last trading day of the fiscal quarter during which the number of shares of Class B common stock then outstanding represents less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, or (ii) the last trading day of the fiscal quarter immediately following the fifth anniversary of the Initial Public Offering (“IPO”). All shares of the Company’s capital stock outstanding immediately prior to our initial public offering, including all shares held by our executive officers, directors and their respective affiliates, and all shares issuable upon the conversion of our then outstanding convertible preferred stock, were reclassified into shares of Class B common stock immediately prior to the completion of the initial public offering.

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of a $4.3 million expense within general and administrative in our consolidated statements of operations during the three months ended April 30, 2022.

12. Employee Stock Plans

We have historically issued equity awards under our Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”).

Amended and Restated 2011 Equity Incentive Plan

Our 2011 Plan provides for the award of stock options and restricted stock units (“RSUs”) to employees, officers, directors, advisors and other service providers of Braze. The terms of each award and the exercise price of awards under the 2011 Plan are determined by our board of directors. Following effectiveness of the 2021 Plan in connection with our initial public offering, no further awards were made under the 2011 Plan.

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by the Board no later than the February 1 increase. On February 1, 2022, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 4,648,401 shares.

Stock Options

There were zero stock options granted during the three months ended April 30, 2022. During the three months ended April 30, 2021, we granted stock options to purchase up to 3,116,716 shares of common stock at a weighted average exercise price of $35.01 and a weighted average grant date fair value of $24.53. Stock-based compensation expense related to these stock options granted will be recognized over the requisite service period of four years.

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended April 30,
	2022	2021
Dividend yield (in percentage)	n/a	—%
Expected volatility (in percentage)	n/a	61.8% - 65.1%
Expected term (in years)	n/a	5.9 - 6.7
Risk-free interest rate (in percentage)	n/a	1.0% - 1.2%
Fair value of common stock	n/a	$65.00
Restricted Stock Units

The following table summarized unvested and outstanding RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	1,355,065
Granted	1,594,649	$41.97
Vested	(77,281)	$44.88
Forfeited	(66,983)	$45.08
Balance as of April 30, 2022	2,805,450

RSUs granted during the three months ended April 30, 2022 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended, April 30,
	2022	2021
Cost of revenue	$920	$190
Sales and marketing	5,667	2,338
Research and development	6,173	2,587
General and administrative	4,211	1,841
Stock-based compensation, net of amounts capitalized	$16,971	$6,956
Capitalized stock-based compensation expense	232	—
Total stock-based compensation expense	$17,203	$6,956

As of April 30, 2022, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$61,764	$82,930
Weighted-average remaining recognition period (years)	3.04	2.72

Secondary Transaction

In March 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “2021 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2021 Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the three months ended April 30, 2022.

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On February 1, 2022, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 929,680 shares.

Our compensation committee has approved an offering under the ESPP, with terms that generally provide for an annual offering period beginning on January 15 and ending on December 15 of each year, with each offering period consisting of two purchase periods on June 15 and December 15, except for the initial offering period which will begin on June 15, 2022, and will end on December 15, 2022. The second offering period will begin on January 15, 2023. On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our Class A common stock as of the beginning of the offering period or (2) the fair market value of our Class A common stock on the purchase date, as defined in the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.3 million and $1.3 million as of April 30, 2022 and January 31, 2022, respectively, which is included in other current liabilities on the consolidated balance sheets. As of fiscal year ended January 31, 2022, we have entered into several voluntary disclosure agreements with jurisdictions where we identified a potential exposure due to not filing prior returns.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of April 30, 2022, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for the three months ended April 30, 2022 (amounts in thousands):

Three Months Ended April 30, 2022
Operating lease cost	$3,496
Variable lease cost	585
Short-term lease cost	552
Total net lease cost	$4,633

Cash paid for amounts included in the measurement of lease liabilities	$2,499
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—

Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	5.4%

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

2023	$7,274
2024	11,413
2025	10,695
2026	8,422
2027	7,446
Thereafter	25,165
Total future undiscounted lease payments	$70,415
Less: Imputed interest	(12,818)
Less: Tenant improvement allowance not yet received	(217)
Total reported lease liability	$57,380
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $0.0 million and $0.2 million for the three months ended April 30, 2022 and 2021, respectively. The effective tax rate for the three months ended April 30, 2022 and 2021 was 0.0% and (1.2)%, respectively.

The provision for income taxes recorded for the three months ended April 30, 2022 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
16. Net Loss per Share
We compute net loss per share of Class A common stock and Class B common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share in the Company’s net loss. The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common shareholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to Braze, Inc.	$(39,269)	$(12,834)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	93,295	19,928
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(45)	(259)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	93,250	19,669
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.42)	$(0.65)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common shareholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended April 30,
	2022	2021
Options to purchase common stock	10,314	13,259
Restricted stock units	2,805	490
Warrants to purchase common stock	—	218
Convertible preferred stock on an as-converted basis	—	62,830
Total	13,119	76,797

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.6 million and $0.2 million during the three months ended April 30, 2022 and 2021, respectively.

18. Subsequent Events

In June 2022, the Company granted RSUs for a total of 0.7 million shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $26.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. and our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2022 that are included in our Annual Report on Form 10-K, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
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

We have grown significantly in recent periods. We generated revenue of $77.5 million in the three months ended April 30, 2022, representing year-over-year growth of 61.9% from the three months ended April, 30 2021. We had net losses of $39.6 million and $13.2 million in the three months ended April 30, 2022 and 2021, respectively. We had net cash provided by operating activities of $17.9 million in the three months ended April 30, 2022 and net cash used in operating activities of $3.8 million in the three months ended April 30, 2021, respectively. Our Non-GAAP free cash flow was $15.7 million and $(4.6) million in the three months ended April 30, 2022 and 2021, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as Retail & eCommerce, Financial Services, Media & Telecom, Health & Wellness, and On-Demand services, and to increase our presence in verticals where we are not yet strongly represented. We plan to capitalize on the ongoing digital transformation by consolidating our product, sales, and marketing launch motions on targeted customer solutions designed for key verticals, market segments, and regions. As of April 30, 2022, we had 1,503 customers that range in sizes across a variety of industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of April 30, 2022, we had 4.1 billion monthly active users, up from 3.7 billion monthly active users as of January 31, 2022. Currently, our in-product messaging channels consist of Content Cards, which embed personalized content into a brand’s website or application, and in-app messages and in-browser messages such as Simple Survey. Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertising audience actions and multiple over-the-top media services and connected TV channels.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended April 30, 2022 and April 30, 2021 was 127% and 124%, respectively, for all our customers, and 133% and 134%, respectively, for our customers with ARR of $500,000 or more. In addition, 129 and 78 of our customers had ARR of $500,000 or more as of April 30, 2022 and April 30, 2021, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the three months ended April 30, 2022 and 2021, approximately 41% and 40% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We are focused on investing in research and development to continue to enhance our platform. For example, we continue to develop our artificial intelligence capabilities, to enable brands to better analyze and act on customer data, and expand our channel offerings. We believe our market-driven product development approach maximizes the return on new feature development and channel expansion. Our customers consistently volunteer to participate in the testing of new products, which indicates their appetite for new and innovative functionality. We believe our continued innovation will provide new avenues for growth through which we will continue to deliver differentiated outcomes for our customers. We intend to continue to invest in building additional products that expand our capabilities and facilitate the extension of our platform to new channels and use cases.

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

While we do not believe our results of operations, cash flows and financial condition have been materially impacted due to the COVID-19 pandemic to date, we have experienced, and may continue to experience, a modest adverse impact on certain aspects of our business, including a lengthening of the sales cycle for some prospective customers. We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including an increase in the volume of messaging utilized by our existing customers. Moreover, we have seen slower growth in certain operating expenses due to reduced business travel, the virtualization or cancellation of customer and employee events. While a reduction in these operating expenses may have an immediate positive impact on our results of operations, we do not yet have visibility into the full impact this will have on our business and we do not know if or when these expenses will return to pre-pandemic levels, which could negatively impact our results of operations in the future.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and other administrative functions, as well as non-personnel costs such as legal, accounting and other professional service fees, software costs, certain tax, license and insurance-related expenses and allocated overhead costs. Additionally, from time to time general and administrative expenses may include expenses associated with our donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment.

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of net exchange gains or losses on foreign currency transactions and investment income consists primarily of income earned on our investments, cash and cash equivalents and restricted cash.

Provision for Income Taxes

Provision for income taxes consists of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenue	$77,495	$47,877
Cost of revenue (1)	25,906	15,807
Gross profit	51,589	32,070
Operating expenses:
Sales and marketing (1)	46,044	24,351
Research and development (1)	21,620	11,797
General and administrative (1)	23,574	8,947
Total operating expenses	91,238	45,095
Loss from operations	(39,649)	(13,025)
Other income, net	30	32
Loss before provision for income taxes	(39,619)	(12,993)
Provision for income taxes	14	160
Net loss	$(39,633)	$(13,153)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of revenue	$920	$190
Sales and marketing	5,667	2,338
Research and development	6,173	2,587
General and administrative	4,211	1,841
Total stock-based compensation expense	$16,971	$6,956

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	33%	33%
Gross profit	67%	67%
Operating expenses:
Sales and marketing	59%	51%
Research and development	28%	25%
General and administrative	31%	18%
Total operating expenses	118%	94%
Loss from operations	(51)%	(27)%
Other income, net	—%	—%
Loss before provision for income taxes	(51)%	(27)%
Provision for income taxes	—%	—%
Net loss	(51)%	(27)%

Comparison of the Three Months Ended April 30, 2022 and April 30, 2021
Revenue

	Three Months Ended April 30,
	2022	2021	Change	% Change
	($ in thousands)
Revenue	$77,495	$47,877	$29,618	61.9%
The increase in revenue of $29.6 million, or 61.9%, for the three months ended April 30, 2022 compared to the three months ended April, 30 2021 was primarily driven by a $28.1 million or 62.9% increase in subscription revenue. Approximately, 47.4% of the increase in subscription revenue was attributable to the growth from existing customers due to customer expansion of committed entitlements and features, and the remaining 52.6% was attributable to new customers. Total customers grew to 1,503 as of April 30, 2022 from 1,002 as of April 30, 2021. The increase in total customers was the primary driver of a $1.5 million or 47% increase in professional services revenue from configuration services provided to those new customers. Additionally, in the three months ended April 30, 2022 our international revenue increased by $13.1 million as we continue to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2022	2021	Change	% Change
	($ in thousands)
Cost of revenue	$25,906	$15,807	$10,099	63.9%
Gross profit	$51,589	$32,070	$19,519	60.9%
Gross margin	66.6%	67.0%
The increase in cost of revenue of $10.1 million, or 63.9%, for the three months ended April 30, 2022 compared to the three months ended April, 30 2021 was primarily driven by an increase of $3.3 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $3.5 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel costs and overhead costs of $3.1 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $19.5 million, or 60.9%, in the three months ended April 30, 2022 compared to the three months ended April, 30 2021, and our gross margin decreased slightly to 66.6% in the three months ended April 30, 2022 compared to 67.0% in the three months ended April, 30 2021. The decline in gross margin was driven primarily by an increase in stock-based compensation due to an increase in employee headcount as well as an increase in the valuation of our Class A common stock offset by economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,
	2022	2021	Change	% Change
	($ in thousands)
Sales and marketing	$46,044	$24,351	$21,693	89.1%
The increase in sales and marketing expense of $21.7 million, or 89.1%, for the three months ended April 30, 2022 compared to the three months ended April, 30 2021 was primarily driven by an increase in personnel costs and overhead costs of $15.1 million, which included $3.3 million of stock-based compensation costs, as a result of a period-over-period increase in headcount, and an increase in software and recruiting fees of $1.0 million as we continue to expand our sales and marketing presences globally. Additionally, the increase was driven in part by an increase in net amortization of deferred contract costs of $1.7 million as a result of sales growth, an increase of $1.1 million in travel and entertainment costs due to the loosening of COVID-19 travel and event restrictions, and an increase in marketing and promotional activity of $1.8 million.
Research and Development Expense

	Three Months Ended April 30,
	2022	2021	Change	% Change
	($ in thousands)
Research and development	$21,620	$11,797	$9,823	83.3%

The increase in research and development expense of $9.8 million, or 83.3%, for the three months ended April 30, 2022 compared to the three months ended April, 30 2021 was primarily driven by an increase of personnel and overhead costs of $8.9 million, which included $3.6 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount as we continue to invest in development our platform. In addition, software costs increased $0.5 million as we continued investing in our platform.

General and Administrative Expense

	Three Months Ended April 30,
	2022	2021	Change	% Change
	($ in thousands)
General and administrative	$23,574	$8,947	$14,627	163.5%

The increase in general and administrative expenses of $14.6 million, or 163.5%, for the three months ended April 30, 2022 compared to the three months ended April, 30 2021 was primarily driven by an increase in personnel and overhead costs of $8.1 million, which included $2.4 million of stock-based compensation costs, and an increase in professional services costs of $1.2 million The increases were primarily due to a period-over-period increase in headcount as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our internal support functions to scale with the growth of our business. Additionally, we donated shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment valued at $4.3 million.

Other Income (Expense)

	Three Months Ended April 30,
	2022	2021	Change	% Change
	($ in thousands)
Other income, net	$30	$32	$(2)	(6.3)%

Other income, which primarily consists of gains and losses from foreign exchange and investment income from marketable securities.
Liquidity and Capital Resources
Sources of Funds
As of April 30, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $534.1 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $254.2 million as of April 30, 2022, and cash flows provided by operating activities for the three months ended April 30, 2022 of $17.9 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of April 30, 2022, we had total deferred revenue of $139.4 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows Overview
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash provided by/(used in) operating activities	$17,921	$(3,807)
Net cash (used in)/provided by investing activities	$(407,803)	$17,153
Net cash provided by financing activities	$2,630	$1,965
Operating Activities
For the three months ended April 30, 2022, net cash provided by operating activities was $17.9 million, primarily due to a net loss of $39.6 million adjusted for non-cash charges of $28.0 million and net changes in our operating assets and liabilities of $29.6 million. The non-cash adjustments primarily relate to stock-based compensation of $17.0 million, amortization of deferred contract costs of $5.4 million and expense associated with the donation of shares of our Class A common stock to a charitable donor-advised fund of $4.3 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $22.0 million and increase in deferred revenue of $13.2 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $8.2 million as a result of commissions on new bookings and renewals and an overall decrease in accrued expenses and other current liabilities of $2.5 million primarily related to employee compensation costs.

For the three months ended April 30, 2021, net cash used in operating activities was $3.8 million, primarily due to a net loss of $13.2 million adjusted for non-cash charges of $11.4 million and net changes in our operating assets and liabilities of

$(2.0) million. The non-cash adjustments primarily related to stock-based compensation of $7.0 million, amortization of deferred contract costs of $3.8 million and depreciation and amortization expense of $0.6 million. The cash outflows from changes in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other current liabilities of $7.5 million incurred to support the growth of the business and an increase in deferred contract costs of $5.7 million as a result of commissions on new bookings and renewals. The cash outflows were offset by cash inflows from changes in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $8.4 million and an increase of deferred revenue of $6.2 million due to timing of subscriptions and renewals.
Investing Activities
Net cash used in investing activities was $407.8 million for the three months ended April 30, 2022, primarily consisting of purchases of marketable securities of $421.5 million, partially offset by maturities of marketable securities of $16.0 million.

Net cash provided by investing activities was $17.2 million for the three months ended April 30, 2021, primarily consisting of maturities of marketable securities of $26.0 million, partially offset by purchases of marketable securities of $8.1 million, purchases of property and equipment of $0.3 million and capitalized internal-use software costs of $0.5 million.
Financing Activities
Net cash provided by financing activities was $2.6 million for the three months ended April 30, 2022, consisting solely of proceeds from the exercise of common stock options.

Net cash provided by financing activities was $2.0 million for the three months ended April 30, 2021, primarily consisting of the proceeds from the exercise of common stock options of $2.2 million, partially offset by payments of deferred offering costs of $0.2 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash provided by/(used in) operating activities	$17,921	$(3,807)
Less:
Purchases of property and equipment	(1,960)	(298)
Capitalized internal-use software costs	(306)	(498)
Non-GAAP Free cash flow	$15,655	$(4,603)
Net cash (used in)/provided by investing activities	$(407,803)	$17,153
Net cash provided by financing activities	$2,630	$1,965

Our free cash flow increased for the three months ended April 30, 2022 from the three months ended April 30, 2021, primarily due to higher collections as a result of seasonally higher billings in the fourth quarter that is aligned with new contract and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $182.0 million and $71.2 million, respectively, as of April 30, 2022, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report other than those referenced in Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report provides a more complete discussion of our critical accounting policies and estimates.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $534.1 million as of April 30, 2022, of which $439.5 million was invested in government bonds, commercial paper, corporate debt securities and asset-backed securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of April 30, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2022 because of the three material weaknesses in our internal control, discussed below.

Notwithstanding the material weaknesses in internal control over financial reporting described below, our management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and disclosed in our Annual Report, we have three material weaknesses in our internal control that remain unremediated as of April 30, 2022: (1) material weakness over the financial reporting close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls; (2) a material weakness over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers; and (3) a material weakness related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. These control deficiencies could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constituted material weaknesses.

Remediation Plan

We have developed a detailed plan for remediation of the material weaknesses, as well as compliance with Section 404 of the Sarbanes-Oxley Act, including developing and maintaining appropriate IT general controls and process level controls. While we have performed certain remediation activities to strengthen our controls to address the identified material weaknesses, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management subsequently concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses described above in our internal control over financial reporting, as discussed above.

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

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
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
•We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.
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
•Our business depends on our ability to send consumer engagement messages, including email, SMS and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition and results of operations.
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

Risks Related to Our Growth and Capital Requirements

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continued volatility and disruptions may have adverse consequences on us or the third-parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. Further, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Any significant increases in inflation, continued economic volatility and related increase in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $77.5 million and $47.9 million for the three months ended April 30, 2022 and 2021, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

•expand subscriptions for additional functionality within our platform to our existing customers;
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

We have funded our operations since inception primarily through equity financings, including through the public markets in our initial public offering, sales of subscriptions to our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, including as a result of inflationary pressure and a higher interest rate environment, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition and results of operations. If we incur debt, the debt holders would have rights senior to holders of our Class A and Class B common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity securities, our stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock and Class B common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

We have a limited history operating at our current scale, and our future results of operations may fluctuate significantly due to a wide range of factors, which make it difficult to forecast our future results of operations.

As discussed above, our results of operations may fluctuate significantly from period to period due to many factors, many of which are outside of our control, including:

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
•unforeseen litigation and inability to enforce, protect or defend our intellectual property, or claims of infringement by third-parties;
•the timing of our adoption of new or revised accounting pronouncements applicable to us and the impact on our results of operations;
•fluctuations in our effective tax rate; and
•general economic and political conditions, as well as economic conditions specifically affecting industries in which our customers operate.

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus, and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact our customers, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $39.6 million and $13.2 million for the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, we had an accumulated deficit of $254.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by economic uncertainty that is outside our control, including the uncertainty associated with (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus, and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact our customers. Any of these risks could have a significant impact on our business or the business of our customers, either of which could result in a material adverse effect on our results and operations and cause our current estimates and projections to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

Risks Related to Our Business and Our Brand

We face intense competition, including from well-established companies that offer products that compete with ours. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Leanplum (CleverTap), MailChimp and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Further, some of our contracts limit the amount we can increase prices from period to period or include pricing guarantees. Accordingly, these pricing restrictions may cause the revenue generated from these contracts to not keep pace with our costs, particularly if we are adversely affected by inflation increasing our costs, including labor and employee benefit costs In the past, we have also made certain pricing concessions for customers that were significantly negatively impacted by the COVID-19 pandemic, and we may be forced to make similar pricing concessions in the future if our customers face other economic challenges to their businesses. If our customers do not renew their agreements, require pricing concessions, terminate their agreements as a result of a change of control or otherwise, renew their agreements on terms less favorable to us or fail to purchase additional product subscriptions, our revenue may decline, and as a result our ability to scale our business may be impaired and our business, financial condition and results of operations would likely be harmed as a result.

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

The success of our business depends on our customers’ satisfaction with our platform, the support that we provide for our platform and the services that we provide to help integrate and utilize our platform. Onboarding services may be performed by our own staff, by a third-party or by a combination of the two. We have partnered with third-parties to increase the breadth, capability and depth of capacity for delivery of these onboarding services to our customers, and third-parties provide a significant portion of such support. If a customer is not satisfied with the quality of work performed by us or a third-party or with the solutions delivered, we could incur additional costs to address the deficiency, which would diminish the profitability of the customer relationship. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products to existing and new customers will suffer and our reputation with existing or potential customers will be harmed, even if the dissatisfaction is with services provided by a third-party partner. Further, customer dissatisfaction with our services could impair our ability to expand the subscriptions within our customer base or adversely affect our customers’ renewal of existing subscriptions. In addition, negative publicity related to our customer relationships, regardless of accuracy, may further damage our business by affecting our ability to compete for new business with actual and prospective customers.

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

We intend to continue to expand our international operations in the future. For example, we have recently expanded our international operations to include subsidiaries in Canada and France. Our expansion will continue to place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business, financial condition and results of operations may be adversely affected.

It is important that we maintain a high level of customer services, integration services, technical support and satisfaction as we expand our business. As our customer base continues to grow and as our penetration within existing customers expands, we will need to expand our account management, customer service and other personnel. Failure to manage growth could result in difficulty or delays in launching our platform, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these could adversely impact our business, financial condition and results of operations.

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

Many of our agreements with customers and certain other third-parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, violation of privacy and other applicable law or breaches of information security obligations, or other liabilities relating to or arising from our platform, products or other contractual obligations. Some of these agreements provide for uncapped liability for losses caused by intellectual property infringement or gross negligence or willful misconduct, and some indemnity provisions survive termination or expiration of the applicable agreement. While we cap all other liabilities, in some instances, the cap may represent a significant amount of potential liability, and such large indemnity payments could harm our business, financial condition and results of operations. Although we normally contractually limit our liability with respect to these obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Additionally, while we maintain insurance related to these matters, this insurance might not cover all such claims, provide sufficient payments to cover all the costs to resolve one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected. Further, any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers, which could adversely affect our business, financial condition and results of operations.

Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We currently have customers in the United States, Canada, Europe, the Middle East, the Asia-Pacific region and Latin America. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, the ongoing COVID-19 pandemic, including the emergence of new variant strains COVID-19, and any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. For example, we recently expanded our international operations to include subsidiaries in Canada and France. This and any other future expansion of our international activities and operations will require significant management attention and financial resources.

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
•differing labor regulations, especially in regions where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in some of these locations;
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

Risks Related to Our Dependence on Third-Parties

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

We depend in part on mobile operating systems, such as Android and iOS, and their respective infrastructures, to send notifications through various applications that utilize our platform. Any changes in such systems that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. For example, any anti-tracking features adopted by Apple or Google that require applications to obtain additional permissions to track end user data may impact our customers’ decisions relating to how to interact with users on our platform. While it is the contractual obligation of our customers to comply with these requirements and applicable laws when using our platform, we cannot guarantee that all customers will do so at all times. Accordingly, if any of our customers were to use our platform in violation of these policies or applicable law, even without our knowledge, we may be subject to financial penalties and reputational harm. Additionally, if such mobile operating systems change their policies or otherwise limit or prohibit us from sending notifications or otherwise make changes that degrade the functionality of our platform, such changes could adversely affect our business, financial condition and results of operations.

As new mobile devices and mobile, web and email platforms are released, there is no guarantee that these mobile devices and platforms will continue to support our platform or effectively roll out updates to our customers’ applications. The parties that control the operating systems for mobile devices and mobile, web and email platforms. have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third-parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality customer engagement, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks and standards. If consumers choose to use products or platforms that do not support our platform, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the mobile industry that permit such interoperability. If we are unable to adapt to changes in popular operating systems, we expect that our customer retention and customer growth would be adversely affected.

We rely upon third-party providers of cloud-based infrastructure, including Amazon Web Services, to host our products. Any disruption in the operations of these third-party providers or limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide many of them with service-level commitments with respect to uptime and, occasionally, throughput. Our products depend on protecting the virtual cloud infrastructure hosted by third-party hosting providers by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity or availability of our third-party hosting providers could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. Currently, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations and many of the internal products we use to operate our business. We do not have control over the operations of the facilities of AWS or other cloud providers. Each provider’s respective facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our or their control. In the event that AWS’s or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, our customers may be impacted, we may be subject to claims for refunds or terminations under our contracts, and our reputation and brand may be harmed. A decision to close these facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate in such a scenario.

Additionally, AWS or other cloud providers may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee error, theft or misuse and general hacking, including from state-sponsored or criminal hacking groups, which have become more prevalent in our industry. Any of these security incidents could result in unauthorized access or damage to, or the disablement, encryption, use or misuse, disclosure, modification, destruction or loss of our data or our partners’ data, including personal information, or disrupt our ability to provide our platform or services. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them and could make claims for refunds or terminations under our contracts. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of any third-party provider’s services, and even if we do switch our operations, the process can require significant time and expense and other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to our partners, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance or have sufficient contractual remedies to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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

Our agreement with AWS allows AWS to terminate for any reason with 30 days’ advance notice or in case of a breach of contract if such breach is uncured for 30 days. AWS may also terminate immediately upon notice if (1) AWS determines that our use of its service poses a security risk to its services or any other third-party, could otherwise adversely impact AWS’s systems, could subject AWS to liability or could be fraudulent, (2) we fail to pay AWS in accordance with our agreement, (3) we cease to operate in the ordinary course, make an assignment for the benefit of creditors or become the subject of any bankruptcy, reorganization, liquidation, dissolution or other similar proceeding, (4) AWS’s relationship with any third-party providers terminates or requires AWS to change the way it provides services or (5) termination is necessary to comply with the law or the requests of governmental entities. Although we expect that we could receive similar services from other third-parties if any of our arrangements with AWS are terminated, transitioning the cloud infrastructure currently hosted by AWS to alternative providers would likely be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement with AWS on commercially reasonable terms or at all, our agreement with AWS is prematurely terminated or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If AWS or other infrastructure providers increase the costs of their services, our business, financial condition and results of operations could be adversely affected.

Our growth depends in part on the success of our strategic relationships with third-parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with strategic partners, including cloud alliance/marketing, infrastructure and technology partners, to provide broader customer coverage and solution delivery capabilities, and also achieve product stickiness. While our strategic partners have not played a lead role in our customer generation process in the past, we intend to develop these relationships to rely more heavily on our partners to help us generate business going forward. Identifying partners, and negotiating, documenting and maintaining relationships with them, requires significant time and resources. Our agreements with our strategic partners are non-exclusive and do not prohibit them from working with our competitors or recommending competing products. Our competitors may be effective in providing incentives to such third-parties to favor their products or services or to prevent or reduce subscriptions to our services. If our partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our platform, our ability to grow our business and sell our products and services may be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.

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

If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition and results of operations may suffer. Even if we are successful, it is not assured that these relationships will result in increased customer usage of our platform or increased revenue.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Federal laws also limit the processing of data for children under 13. Violations of these laws can lead to statutory penalties (up to $46,515 per violation in the case of the Children's Online Privacy Protection Act, or COPPA, for example). If a private plaintiff or regulator alleges that our privacy or security policies and practices are either unfair or deceptive, we may be subject to litigation or regulatory enforcement. In the United States, there are federal and state laws that prohibit unfair and deceptive acts and practices, with federal enforcement typically arising out of Section 5 of the Federal Tort Claims Act, or the FTCA. State analogs to the FTCA often allow for a private right of action as well (such as the California Unfair Competition Law).

Similarly, the California Consumer Privacy Act, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act, or the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the General Data Protection Regulation in the European Union, or the EU GDPR, and the General Data Protection Regulation in the U.K., or the U.K. GDPR, impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area, or the EEA, and the U.K. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, also apply to our operations.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EU, such as the United States, which the European Commission does not believe provides an adequate level of data privacy and security protections. The European Commission released a set of “Standard Contractual Clauses,” which were updated in 2021, or the 2021 SCCs, that are designed to be a valid mechanism by which entities can transfer personal data out of the EU to jurisdictions that the European Commission has not found to provide an adequate level of protection. While these 2021 SCCs are currently viewed as a valid mechanism to transfer personal data outside of the EU, the authorities have also stated that the party transferring data (the “data exporter”) from the EU to a jurisdiction without an adequate data protection regulatory environment, must be satisfied that the party receiving the personal data (the “data importer”) has in place sufficient “supplementary measures” to protect the personal data, including from access from sovereign states, in addition to the 2021 SCCs. Various legal challenges throughout Europe have questioned what are acceptable “supplementary measures” that would allow data importers and data exporters to validly rely on the 2021 SCCs and sufficiently protect the data from public access. This emerging case law sets a very high standard for acceptable supplementary measures. The validity of relying on the 2021 SCCs as a transfer mechanism is expected to be the subject of further litigation in the EU. Companies who wish to engage in cross Atlantic data transfer flows are caught between EU privacy laws and US national security laws. Other jurisdictions around the world are also developing their own unique set of restrictions and mechanisms to allow cross border data flows. For instance, in March 2022, the U.K. adopted both its own “International Data Transfer

Agreement” and a “UK Addendum” to the 2021 SCCs as the valid transfer mechanism for sending U.K. personal data to those countries that the U.K. does not recognize as providing an adequate level of protection.

In addition to European restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business in those jurisdictions. If we cannot implement a workable, valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to offer our full range of services in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws or requiring us to increase our personal data processing capabilities in Europe and elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and to those of any third-parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims), additional reporting requirements or oversight, bans on processing personal data and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to, loss of customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or revision or restructuring of our operations. Operating our business and platform involves the collection, use, processing, storage, transfer and sharing of sensitive, proprietary, confidential, regulated and personal information, including such information that we handle on behalf of our customers. These activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third-parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third-parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur the future, including in connection with the ongoing conflict between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third-parties upon whom we rely) to provide our platform.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal information in our control, our security measures or those of the third-parties on which we rely may not be effective against current or future security risks and threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic and will likely continue into the foreseeable future.

If we or our third-party service providers suffer, or are perceived to have suffered, a security breach or other security incident, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include, but are not limited to, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data to us and our customers), financial loss and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers for using our platform and negatively impact our ability to grow and operate our business.

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

We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act of 2010, the U.K. Proceeds of Crime Act 2002 and other anti-corruption laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party law firms, accountants and other representatives for regulatory compliance, sales and other purposes in several countries. We can be held liable for the corrupt or other illegal activities of these third-party representatives, our employees, contractors, partners and other agents, even if we do not explicitly authorize such activities. In addition, although we have implemented policies and procedures to ensure compliance with anti-corruption laws, our employees, representatives, contractors, partners and agents may not comply with these laws at all times.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform and performing geolocation IP blocking and screenings against United States and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Additionally, U.S. embargoes and sanctions can change rapidly and unpredictably in response to international events, such as the recent application of new and broad sanctions against Russia and Belarus in connection with the invasion of Ukraine. Future embargoes or sanctions could have a significant impact on our business or the business of our customers, either of which could have a material adverse effect on our financial results and operations. Violations of U.S. sanctions or export control laws can result in incarceration for responsible employees and managers or the imposition of significant fines or penalties.

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

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in 2018 in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, state or local governments have adopted and may continue to adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. In addition, we are subject to indirect taxes in foreign jurisdictions, such as value-added tax and goods and services tax, in connection with certain foreign sales transactions. A successful assertion by one or more tax authorities requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest that we otherwise have not accounted for in our financial statements. The imposition by tax authorities of indirect tax collection obligations on out-of-jurisdiction sellers also could create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors and decrease our future sales, which could adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors or vulnerabilities in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from third-parties. We anticipate that we will continue to rely on such third-party software and development tools from third-parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open-source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software may require us to enter into new license agreements with third-parties, which may not be available on as favorable terms as our current licenses. In addition, integration of the third-party software used in our software with new third-party software may require significant work and require substantial investment of our time and resources, or require downtime affecting our service level commitments. Also, any undetected errors, defects or security vulnerabilities in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform, result in a failure of our platform and injure our reputation.

We use open-source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.

We use open-source software in our products, and we expect to continue to incorporate open-source software in our services in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open-source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open-source software, these measures may not always be effective. If we were to combine or link our proprietary software products with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software products and allow others to use it at no cost. If an author or other third-party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open-source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products or put our proprietary source code at risk.

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

As of April 30, 2022, we had 19 granted patents and seven patents pending related to our platform and its technology. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

We may be subject to intellectual property rights claims by third-parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

We cannot guarantee that the operation of our business does not infringe the intellectual property rights of third-parties. Companies in the software and technology industries, including some of our current and potential competitors, own significant numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Further, patent litigation may involve patent holding companies, commonly known as patent “trolls,” or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. In the past, we have been subject to allegations of patent infringement that were unsuccessful, and we may in the future be subject to claims that we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility or face increasing competition, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to enterprise software companies. In addition, we may in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. To the extent that intellectual property claims are made against our customers based on their usage of our technology, we have certain obligations to indemnify and defend such customers from those claims. The term of our contractual indemnity provisions often survives termination or expiration of the applicable agreement. Large indemnity payments, defense costs or damage claims from contractual breach could adversely affect our business, financial condition and results of operations.

Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, could divert our management’s attention and other resources and could result in adverse publicity. These claims could also subject us to making substantial payments for legal fees, settlement payments and other costs or damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. Intellectual property claims could also result in our having to stop making, selling, offering for sale or using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the third-party intellectual property rights, which may not be available on reasonable terms or at all. Even if a license is available to us, we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses. Moreover, to the extent we only have a license to any intellectual property used in our platform, there may be no guarantee of continued access to such intellectual property, including on reasonable terms. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If a third-party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products or cease business activities covered by such intellectual property and may be unable to compete effectively. Any of these results would adversely affect our business, financial condition and results of operations.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content sent through our platform or the data they store on our servers.

As a provider of cloud-based solutions, we may be subject to potential liability for the activities of our customers on or in connection with the content or data they store on or send through our servers. Although our customer terms of use and our acceptable use policy, or AUP, prohibit (1) illegal use of our services by our customers, (2) the use of our services for certain activities that do not comply with industry standards and guidelines outlined in our AUP, or (3) the use of our services in any manner that would infringe, misappropriate or otherwise violate the intellectual property rights of third-parties, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of our agreement, our AUP, applicable law or the customer’s own policies, which could subject us to liability and/or harm our reputation.

We do not typically monitor the content, activities or messages of our customers in connection with their use of our services, so inappropriate content may be sent to third-parties, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable certain content, our customers may continue to send messages through our platform that third-parties may find hostile, offensive or inappropriate. The activities of our customers or the content of our customers’ messages may lead us to experience adverse political, business and reputational consequences, especially if such use is high profile. For instance, if our customers use our platform in violation of law it may subject us to increased regulatory scrutiny or direct financial penalties, either of which may have an adverse effect on our reputation and financial results, even if we have complied with our legal obligations. Conversely, actions we take in response to the activities of our customers or users, up to and including suspending their use of our products or services, may harm our brand and reputation.

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

In response to the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, governments previously instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions have prompted shifts from physical commerce to ecommerce, from in-room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that have benefited from increased demand in the COVID-19 era, this trend may not continue. After the COVID-19 pandemic has abated, some of our customers may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

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

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audits and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2022, and the review and preparation of our unaudited condensed consolidated financial statements for the three months ended April 30, 2022, we identified three material weaknesses in our internal controls: (1) a material weakness over the financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls; (2) a material weakness over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers; and (3) a material weakness related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of April 30, 2022, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 90.8% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock collectively beneficially owned, in the aggregate, outstanding shares representing approximately 89.0% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

We have registered all of our common stock issuable upon exercise of outstanding stock options, settlement of outstanding restricted stock units, or RSUs, or otherwise issuable pursuant to the terms of any equity incentives we may grant in the future, for public resale under the Securities Act. Such underlying common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are settled, subject to compliance with applicable securities laws.

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
•future sales of our Class A common stock by us or our stockholders or our sales of other securities in the future;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•general economic, regulatory and market conditions; and
•technical factors in the public trading market for our Class A common stock that may produce price movements that may or may not comport with macro, industry, or company-specific fundamentals, including, without limitation, the sentiment of retail investors, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A common stock and other technical trading factors.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold since January 31, 2022:

•On April 25, 2022, we issued 96,465 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The issuance of these securities was made without any general solicitation or advertising.
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

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchase of our early-exercised options made by us in the first quarter of the fiscal year ended January 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
February 1 - February 28, 2022	—	—
March 1 - March 31, 2022	—	—
April 1 - April 30, 2022	875	1.88
Total	875
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
Date: June 13, 2022

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: June 13, 2022