Form 10-Q
period 2022-07-31
Braze, Inc.
filed 2022-09-13
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 7, 2022, there were 52,403,506 shares of the registrant’s Class A and 42,632,593 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2022

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at July 31, 2022 (Unaudited) and January 31, 2022	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended July 31, 2022 and 2021	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended July 31, 2022 and 2021	7

	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Non-controlling Interest and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Six Months Ended July 31, 2022 and 2021	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2022 and 2021	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	PART II

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6.	Exhibits	70

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•the anticipated effects of unstable market and economic conditions that may have serious adverse consequences on our business, financial condition and share price;
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
•the anticipated impact of domestic and global socioeconomic events on our business, including the effects of (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine, and (3) macroeconomic trends that impact us and our customers;
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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	July 31, 2022	January 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,881	$478,937
Accounts receivable, net of allowance of $829 and $743 at July 31, 2022 and January 31, 2022, respectively	47,973	64,504
Marketable securities	425,754	35,156
Prepaid expenses and other current assets	26,296	29,588
Total current assets	580,904	608,185
Restricted cash, noncurrent	4,036	4,036
Property and equipment, net	16,276	7,393
Operating lease right-of-use assets	51,276	—
Deferred contract costs	45,272	41,689
Other assets	4,329	4,959
TOTAL ASSETS	$702,093	$666,262
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,889	$2,083
Accrued expenses and other current liabilities	34,981	31,623
Deferred revenue	135,794	126,260
Operating lease liabilities, current	10,642	—
Total current liabilities	184,306	159,966
Operating lease liabilities, noncurrent	44,391	—
Other long-term liabilities	501	1,478
TOTAL LIABILITIES	229,198	161,444
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	2,344	3,235
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 52,069,633 and 18,549,183 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	5	1
Class B common stock, $0.0001 par value; 110,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 42,647,593 and 74,418,847 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	4	8
Additional paid-in capital	761,412	717,175
Accumulated other comprehensive loss	(3,754)	(640)
Accumulated deficit	(287,116)	(214,961)
TOTAL STOCKHOLDERS’ EQUITY	470,551	501,583
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$702,093	$666,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Revenue	$86,131	$55,756	$163,626	$103,633
Cost of revenue	27,352	18,755	53,258	34,562
Gross profit	58,779	37,001	110,368	69,071

Operating expenses:
Sales and marketing	50,007	27,492	96,051	51,843
Research and development	23,336	11,595	44,956	23,392
General and administrative	20,543	10,064	44,117	19,011
Total operating expenses	93,886	49,151	185,124	94,246
Loss from operations	(35,107)	(12,150)	(74,756)	(25,175)
Other income (expense), net	1,729	(297)	1,759	(265)
Loss before provision for income taxes	(33,378)	(12,447)	(72,997)	(25,440)
Provision for income taxes	35	166	49	326
Net loss	(33,413)	(12,613)	(73,046)	(25,766)
Net loss attributable to redeemable non-controlling interest	(527)	(385)	(891)	(704)
Net loss attributable to Braze, Inc.	$(32,886)	$(12,228)	$(72,155)	$(25,062)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.35)	$(0.60)	$(0.77)	$(1.25)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	94,103	20,329	93,668	20,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(33,413)	$(12,613)	$(73,046)	$(25,766)
Other comprehensive loss:
Change in foreign currency translation adjustments	(193)	105	(755)	(25)
Unrealized gains (losses) on marketable securities	(1,164)	5	(2,359)	(35)
Other comprehensive income (loss), net	(1,357)	110	(3,114)	(60)
Comprehensive loss, net	(34,770)	(12,503)	(76,160)	(25,826)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(527)	(385)	(891)	(704)
Comprehensive loss attributable to Braze, Inc.	$(34,243)	$(12,118)	$(75,269)	$(25,122)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2022	$2,871	93,807	$9	$741,291	$(254,230)	$(2,397)	$484,673
Issuance of common stock for options exercised	—	750	—	2,781	—	—	2,781
Vesting of early exercised options	—	—	—	28	—	—	28
Vesting of restricted stock units	—	160	—	—	—	—	—
Stock-based compensation	—	—	—	17,312	—	—	17,312
Other comprehensive loss	—	—	—	—	—	(1,357)	(1,357)
Net loss attributable to redeemable non-controlling interests	(527)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(32,886)	—	(32,886)
Balance at July 31, 2022	$2,344	94,717	$9	$761,412	$(287,116)	$(3,754)	$470,551

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at April 30, 2021	62,831	$174,229	$1,914	20,412	$—	$39,291	$(151,076)	$(212)	$(111,997)
Issuance of common stock for options exercised	—	—	—	247	—	869	—	—	869
Vesting of early exercised options	—	—	—	—	—	133	—	—	133
Vesting of restricted stock units	—	—	—	—	—	(3)	—	—	(3)
Repurchase of unvested shares related to early exercised options	—	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	5,657	—	—	5,657
Other comprehensive income	—	—	—	—	—	—	—	110	110
Net loss attributable to redeemable non-controlling interests	—	—	(385)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(12,228)	—	(12,228)
Balance at July 31, 2021	62,831	$174,229	$1,529	20,657	$—	$45,947	$(163,304)	$(102)	$(117,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (cont.)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	1,416	—	5,411	—	—	5,411
Vesting of early exercised options	—	—	—	82	—	—	82
Vesting of restricted stock units	—	238	—	—	—	—	—
Repurchase of unvested shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	34,484	—	—	34,484
Other comprehensive loss	—	—	—	—	—	(3,114)	(3,114)
Net loss attributable to redeemable non-controlling interests	(891)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(72,155)	—	(72,155)
Balance at July 31, 2022	$2,344	94,717	$9	$761,412	$(287,116)	$(3,754)	$470,551

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at January 31, 2021	62,831	$174,229	$2,233	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)
Issuance of common stock for options exercised	—	—	—	1,161	—	3,301	—	—	3,301
Vesting of early exercised options	—	—	—	—	—	248	—	—	248
Repurchase of unvested shares related to early exercised options	—	—	—	(2)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	—	12,624	—	—	12,624
Other comprehensive loss	—	—	—	—	—	—	—	(60)	(60)
Net loss attributable to redeemable non-controlling interests	—	—	(704)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(25,062)	—	(25,062)
Balance at July 31, 2021	62,831	$174,229	$1,529	20,657	$—	$45,947	$(163,304)	$(102)	$(117,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(73,046)	$(25,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,253	12,606
Amortization of deferred contract costs	10,984	7,990
Depreciation and amortization	1,900	1,373
Provision for credit losses	(155)	(174)
Value of common stock donated to charity	4,260	—
Amortization of discount/premium on marketable securities	215	254
Non-cash foreign exchange loss	295	320
Other	(36)	2
Changes in operating assets and liabilities:
Accounts receivable	16,622	(178)
Prepaid expenses and other current assets	3,110	(2,124)
Deferred contract costs	(14,661)	(12,222)
ROU assets and liabilities	2,617	—
Other assets	521	(2,095)
Accounts payable	582	1,071
Accrued expenses and other current liabilities	4,419	(5,812)
Deferred revenue	9,703	16,428
Other long-term liabilities	17	(87)
Net cash provided by/(used in) operating activities	1,600	(8,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,844)	(755)
Capitalized internal-use software costs	(783)	(1,172)
Purchases of marketable securities	(543,880)	(28,496)
Maturities of marketable securities	150,708	49,308
Net cash (used in)/provided by investing activities	(403,799)	18,885
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	5,411	3,247
Payment of deferred offering costs	—	(660)
Repurchase of shares related to early exercised options	—	(3)
Net cash provided by financing activities	5,411	2,584
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,268)	(172)
Net change in cash, cash equivalents, and restricted cash	(398,056)	12,883
Cash, cash equivalents, and restricted cash, beginning of period	482,973	33,018
Cash, cash equivalents, and restricted cash, end of period	$84,917	$45,901
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended July 31,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$317	$31

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$379	$18
Net change in capitalized internal-use software development costs in accrued expenses	$21	$41
Unrealized net loss on marketable investment securities	$(2,359)	$(35)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$232	$34
Vesting of early exercised options	$82	$248
Asset retirement obligation	$380	$—
Common stock option receivables	$—	$52
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,022
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

Emerging Growth Company Status

Based on the market value of the Company’s common equity held by non-affiliates as of July 29, 2022 (the last business day of the Company’s most recently completed second fiscal quarter), the Company will cease to qualify as an emerging growth company (as described in Section 107(b) of the Jumpstart Our Business Startups Act of 2012) as of the end of the fiscal year ended January 31, 2023. As a result, the Company will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the Company will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.

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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments as facts and circumstances dictate. As future events and their effects, including the uncertainty surrounding rapidly changing market and economic conditions, cannot be determined with precision, actual results could differ from those estimates and many of our estimates and assumptions have required increased judgement and carry a higher degree of variability and volatility.

Significant Accounting Policies

Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022 (the “Annual Report”) and in the Notes to our unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q filed thereafter. There have been no material changes to our significant accounting policies with the exception of the below:
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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and six months ended July 31, 2022 and July 31, 2021, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. No customers accounted for 10% or more of our total accounts receivable balance as of July 31, 2022 and January 31, 2022, respectively.

Stock-based Compensation (Employee Stock Purchase Plan)

We recognize stock-based expense related to shares issued pursuant to our Employee Stock Purchase Plan (the “ESPP”) on a straight-line basis over the offering period. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock at a 15% percent discount on the lower of the fair market value of our Class A common stock (the fair market value as defined by the immediately preceding five-day volume weighted average price quoted in the market) on either (i) the first trading day of the offering period or (ii) the last trading day of the offering period, as defined in the ESPP. We estimate the fair value of shares to be issued under the ESPP using the Black-Scholes option-pricing model with the following assumptions:

Fair Value of Common Stock

The fair market value of the Company’s Class A common stock on the first day of each offering period.

Grant Price

85% of the fair market value of the Company’s Class A common stock based on the average stock price for the five days immediately preceding the first day of the offering period.

Expected Term

The expected term is based on the end date of each purchase period for the offering period.

Expected Volatility

The expected volatility is based on the historical volatility of the Company’s Class A common stock.

Risk-Free Interest Rate

The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to the expected term.

Expected Dividend Rate

We have never paid any dividends, do not plan to pay dividends in the foreseeable future, and, therefore, use an expected dividend rate of zero in the valuation model.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Subscription	$81,727	$51,727	$154,563	$96,435
Professional services and other	4,404	4,029	9,063	7,198
Total	$86,131	$55,756	$163,626	$103,633

The following table presents total revenue by geography (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$49,875	$33,592	$95,227	$62,457
International	36,256	22,164	68,399	41,176
Total	$86,131	$55,756	$163,626	$103,633

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.4 million and $2.2 million as of July 31, 2022 and January 31, 2022, respectively.

Contract Balances

Contract Assets

Contract assets as of July 31, 2022 and January 31, 2022 were $0.5 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and six months ended July 31, 2022 from amounts included in deferred revenue at January 31, 2022, was $37.7 million and $97.2 million, respectively. Revenue recognized during the three and six months ended July 31, 2021 from amounts included in deferred revenue at January 31, 2021, was $35.9 million and $58.3 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2022	$743
Reserve:
Credit losses	(155)
Deferred revenue	436
Write-offs	(245)
Recoveries	50
Balance at July 31, 2022	$829

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
July 31, 2021	$268.2	$180.5	$87.7
October 31, 2021	304.0	199.1	104.9
January 31, 2022	373.6	237.8	135.8
April 30, 2022	390.9	255.1	135.8
July 31, 2022	410.5	274.2	136.3
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

In March 2022, we consented to the issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options will vest in full in March 2027 and, other than the options held by one officer of Braze KK, cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within Other long-term liabilities on the consolidated balance sheets. As of July 31, 2022, the liability balance was $0.1 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2022	$3,235
Net loss attributable to redeemable non-controlling interest	(891)
Balance as of July 31, 2022	$2,344
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$474	$—	$—	$474
	474	—	—	474
Marketable securities
U.S. government bonds	$323,577	$—	$—	$323,577
Foreign government bonds	—	3,015	—	3,015
Corporate debt securities	—	97,763	—	97,763
Asset-backed securities	—	1,399	—	1,399
Total marketable securities	323,577	102,177	—	425,754
Total	$324,051	$102,177	$—	$426,228

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$439,627	$—	$—	$439,627
	439,627	—	—	439,627
Marketable securities
U.S. government bonds	$4,006	$—	$—	$4,006
Foreign government bonds	—	3,203	—	3,203
Commercial paper	—	18,993	—	18,993
Corporate debt securities	—	3,020	—	3,020
Asset-backed securities	—	5,934	—	5,934
Total marketable securities	4,006	31,150	—	35,156
Total	$443,633	$31,150	$—	$474,783

Our money market funds and U.S. government bonds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of July 31, 2022 and January 31, 2022. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	July 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$325,272	$53	$(1,748)	$323,577
Foreign bonds	3,041	—	(26)	3,015
Corporate debt securities	98,424	11	(672)	97,763
Asset-backed securities	1,403	—	(4)	1,399
Total	$428,140	$64	$(2,450)	$425,754

	January 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$4,021	$—	$(15)	$4,006
Foreign bonds	3,203	—	—	3,203
Commercial paper	18,993	—	—	18,993
Corporate debt securities	3,025	—	(5)	3,020
Asset-backed securities	5,941	—	(7)	5,934
Total	$35,183	$—	$(27)	$35,156

Accrued interest receivables related to our available-for-sale securities of $2.4 million as of July 31, 2022 and $0.1 million as of January 31, 2022 were included within Prepaid expenses and other assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of July 31, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of July 31, 2022 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of July 31, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of July 31, 2022 for the Company’s marketable and non-marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	July 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$211,056	$210,108
Due in 1 year through 5 years	217,084	215,646
Total	$428,140	$425,754

	January 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$33,671	$33,646
Due in 1 year through 5 years	1,512	1,510
Total	$35,183	$35,156

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents and marketable securities. Investment income is included within Other income (expense), net on the consolidated statement of operations. The components of investment income were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Interest income	$1,956	$117	$2,399	$340
Amortization of discount/premium, net	202	(94)	215	(254)
Investment income	$2,158	$23	$2,614	$86
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	July 31, 2022	January 31, 2022
Capitalized internal-use software	$6,542	$5,353
Computer equipment, office equipment, and software	6,657	3,833
Leasehold improvements	9,184	2,470
Furniture and fixtures	1,007	966
	23,390	12,622
Less: accumulated depreciation and amortization	(7,114)	(5,229)
Total property and equipment, net	$16,276	$7,393

The total depreciation expense and amortization expense for property and equipment was $0.9 million and $0.8 million during the three months ended July 31, 2022 and 2021, respectively and $1.9 million and $1.4 million during the six months ended July 31, 2022 and 2021, respectively.

We capitalized internal-use software of $0.7 million and $0.7 million during the three months ended July 31, 2022 and 2021, respectively, and $1.2 million and $1.2 million during the six months ended July 31, 2022 and 2021, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $0.4 million and $0.3 million for the three months ended July 31, 2022 and 2021, respectively, and $0.9 million and $0.5 million during the six months ended July 31, 2022 and 2021, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2022	January 31, 2022
Prepaid software subscriptions	$14,557	$19,396
Prepaid advertising	1,042	704
Prepaid insurance	1,905	4,372
Prepaid events	803	428
Investment interest receivable	2,367	259
Consumption tax receivable	2,590	667
Other	3,032	3,762
Total prepaid expenses and other current assets	$26,296	$29,588
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	July 31, 2022	January 31, 2022
Accrued compensation and employee benefit costs	$17,664	$14,075
Accrued software subscriptions	5,622	3,217
Accrued commissions	4,226	5,961
Accrued professional service fees	2,664	2,218
Other	4,805	6,152
Total accrued expenses and other current liabilities	$34,981	$31,623
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $1.2 million and $0.5 million for the three months ended July 31, 2022 and 2021, respectively, and $3.0 million and $1.7 million during the six months ended July 31, 2022 and 2021, respectively.

11. Stockholder’s Equity (Deficit)

Class A and Class B Common Stock

We have two classes of common stock, Class A and Class B. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and may be converted at the option of the holder into one share of Class A common stock. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock in certain circumstances, including on the earlier of (i) the last trading day of the fiscal quarter during which the number of shares of Class B common stock then outstanding represents less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, or (ii) the last trading day of the fiscal quarter immediately following the fifth anniversary of our initial public offering. All shares of the Company’s capital stock outstanding immediately prior to our initial public offering, including all shares held by our executive officers, directors and their respective affiliates, and all shares issuable upon the conversion of our then outstanding convertible preferred stock, were reclassified into shares of Class B common stock immediately prior to the completion of the initial public offering.

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $4.3 million expense within general and administrative in our consolidated statements of operations during the six months ended July 31, 2022. There were no stock donations in the three months ended July 31, 2022.

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

Stock Options

There were zero stock options granted during the three and six months ended July 31, 2022. During the three months ended July 31, 2021, we granted stock options to purchase up to 3,800 shares of common stock at a weighted average exercise price of $39.47 and a weighted average grant date fair value of $23.34. During the six months ended July 31, 2021, we granted stock options to purchase up to 3,120,516 shares of common stock at a weighted average exercise price of $35.02 and a weighted average grant date fair value of $24.53. Stock-based compensation expense related to these stock options granted will be recognized over the requisite service period of four years.

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Dividend yield (in percentage)	n/a	—%	n/a	—%
Expected volatility (in percentage)	n/a	65.2% - 66.1%	n/a	61.8% - 66.1%
Expected term (in years)	n/a	6.0 - 6.0	n/a	5.9 - 6.7
Risk-free interest rate (in percentage)	n/a	1.0% - 1.0%	n/a	1.0% - 1.2%
Fair value of common stock	n/a	$65.00	n/a	$65.00

Restricted Stock Units

The following table summarized unvested and outstanding RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	1,355,065
Granted	2,468,566	$36.55
Vested	(237,592)	$42.90
Forfeited	(188,671)	$48.93
Balance as of July 31, 2022	3,397,368

RSUs granted during the six months ended July 31, 2022 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the ESPP, which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2022, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 929,680 shares.

The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, our board of directors will be permitted to specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our Class A common stock will be purchased for employees participating in the offering. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period or (2) the fair market value of the Company’s Class A common stock on the last day of the offering period, as defined by the ESPP.

The Company recognized $0.3 million of stock-based compensation expense related to the ESPP during the three months ended July 31, 2022. As of July 31, 2022, $0.8 million has been withheld on behalf of our employees for a future purchase and is classified as other current liabilities on the consolidated balance sheet. There were no purchases related to the ESPP in the three months ended July 31, 2022. As of July 31, 2022, 2,754,680 shares of Class A common stock remain available for issuance under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$911	$177	$1,831	$367
Sales and marketing	5,439	1,957	11,106	4,295
Research and development	6,921	1,571	13,094	4,158
General and administrative	3,842	1,945	8,053	3,786
Stock-based compensation, net of amounts capitalized	$17,113	$5,650	$34,084	$12,606
Capitalized stock-based compensation expense	299	—	531	—
Total stock-based compensation expense	$17,412	$5,650	$34,615	$12,606

As of July 31, 2022, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$54,317	$95,513
Weighted-average remaining recognition period (years)	2.85	2.91

Secondary Transaction

In March 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “2021 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2021 Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the six months ended July 31, 2022.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $0.5 million and $1.3 million as of July 31, 2022 and January 31, 2022, respectively, which is included in other current liabilities on the consolidated balance sheets. As of the fiscal year ended January 31, 2022, we have entered into several voluntary disclosure agreements with jurisdictions where we identified a potential exposure due to not filing prior returns, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of July 31, 2022, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for the three and six months ended July 31, 2022 (amounts in thousands):

	Three Months Ended July 31, 2022	Six Months Ended July 31, 2022
Operating lease cost	$3,397	$6,893
Variable lease cost	675	1,260
Short-term lease cost	568	1,120
Total net lease cost	$4,640	$9,273

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

2023	$5,096
2024	11,363
2025	10,529
2026	8,264
2027	7,300
Thereafter	24,449
Total future undiscounted lease payments	$67,001
Less: Imputed interest	(11,751)
Less: Tenant improvement allowance not yet received	(217)
Total reported lease liability	$55,033

The Company's lease terms and discount rates are as follows:

July 31, 2022
Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	5.4%

Other information for the Company's leases is as follows:

Six Months Ended July 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$4,691
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $0.0 million and $0.2 million for the three months ended July 31, 2022 and 2021, respectively. The effective tax rate for the three months ended July 31, 2022 and 2021 was (0.1)% and (1.3)%, respectively. The Company recorded an income tax provision of $0.0 million and $0.3 million for the six months ended July 31, 2022 and 2021, respectively. The effective tax rate for the six months ended July 31, 2022 and 2021 was (0.1)% and (1.3)%, respectively.

The provision for income taxes recorded for the three and six months ended July 31, 2022 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
16. Net Loss per Share
We compute net loss per share of Class A common stock and Class B common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share in the Company’s net loss. The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Braze, Inc.	$(32,886)	$(12,228)	$(72,155)	$(25,062)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	94,134	20,545	93,706	20,242
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(31)	(216)	(38)	(238)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	94,103	20,329	93,668	20,004
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.35)	$(0.60)	$(0.77)	$(1.25)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Options to purchase common stock	9,160	12,860	9,160	12,860
Restricted stock units	3,397	715	3,397	715
ESPP shares estimated to be purchased	96	—	96	—
Warrants to purchase common stock	—	218	—	218
Convertible preferred stock on an as-converted basis	—	62,831	—	62,831
Total	12,653	76,624	12,653	76,624

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.4 million and $0.3 million during the three months ended July 31, 2022 and 2021, respectively, and $1.0 million and $0.5 million during the six months ended July 31, 2022 and 2021, respectively.

18. Subsequent Events

In August 2022, the Company granted RSUs for a total of 0.6 million shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately three years. The grant date fair value of these awards was $32.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2022 that are included in our Annual Report on Form 10-K, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
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

We have grown significantly in recent periods. We generated revenue of $86.1 million and $55.8 million in the three months ended July 31, 2022, and 2021, respectively, representing year-over-year growth of 54.5%, and $163.6 million and $103.6 million in the six months ended July 31, 2022 and 2021, respectively, representing year-over-year growth of 57.9%. We had net losses of $33.4 million and $12.6 million in the three months ended July 31, 2022 and 2021, respectively, and $73.0 million and $25.8 million in the six months ended July 31, 2022 and 2021, respectively. We had net cash provided by operating activities of $1.6 million in the six months ended July 31, 2022 and net cash used in operating activities of $8.4 million in the six months ended July 31, 2021, respectively. Our Non-GAAP free cash flow was $(9.0) million and $(10.3) million in the six months ended July 31, 2022 and 2021, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as Retail & eCommerce, Financial Services, Media & Telecom, Health & Wellness, and On-Demand services, and to increase our presence in verticals where we are not yet strongly represented. We plan to capitalize on the ongoing digital transformation by consolidating our product, sales, and marketing launch motions on targeted customer solutions designed for key verticals, market segments, and regions. As of July 31, 2022, we had 1,599 customers that range in sizes across a variety of industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of July 31, 2022, we had 4.1 billion monthly active users, up from 3.7 billion monthly active users as of January 31, 2022. Currently, our in-product messaging channels consist of Content Cards, which embed personalized content into a brand’s website or application, and in-app messages and in-browser messages such as Simple Survey. Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertising audience actions and multiple over-the-top media services and connected TV channels.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended July 31, 2022 and July 31, 2021 was 126% and 125%, respectively, for all our customers, and 130% and 135%, respectively, for our customers with ARR of $500,000 or more. In addition, 139 and 82 of our customers had ARR of $500,000 or more as of July 31, 2022 and July 31, 2021, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the six months ended July 31, 2022 and 2021, approximately 42% and 40% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Impact of COVID-19 on Our Business

Beginning in January 2020, the outbreak of the novel Coronavirus Disease 2019, or COVID-19, pandemic caused general business disruption worldwide. While certain restrictions have now been lifted, state mandated lockdowns early in the pandemic adversely impacted many companies, as many public health regulations transformed or even halted daily operations. Alternatively, certain companies also benefited from these state mandates as they accelerated new market opportunities. We have not experienced a materially negative impact from COVID-19 and continue to monitor the global situation and the potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the past, we have experienced business disruptions, including requiring us to manage a significant majority of our workforce remotely and restrictions on our ability to travel to customers, due to the COVID-19 pandemic. Moreover, some of our existing and prospective customers have experienced, and may continue to experience, slowdowns or acceleration in their business as a result of the COVID-19 pandemic. We cannot predict if these trends will continue as consumer needs may change during any recovery from the COVID-19 pandemic. Given the continued evolution of the COVID-19 outbreak, including the emergence of new variant strains of COVID-19, the differential impact that the COVID-19 pandemic has had on our customers and potential customers and the ongoing global response to and recovery from COVID-19’s spread, we are not able to estimate the ongoing effects on our results of operations, financial condition or liquidity. For additional details, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$86,131	$55,756	$163,626	$103,633
Cost of revenue (1)	27,352	18,755	53,258	34,562
Gross profit	58,779	37,001	110,368	69,071
Operating expenses:
Sales and marketing (1)	50,007	27,492	96,051	51,843
Research and development (1)	23,336	11,595	44,956	23,392
General and administrative (1)	20,543	10,064	44,117	19,011
Total operating expenses	93,886	49,151	185,124	94,246
Loss from operations	(35,107)	(12,150)	(74,756)	(25,175)
Other income, net	1,729	(297)	1,759	(265)
Loss before provision for income taxes	(33,378)	(12,447)	(72,997)	(25,440)
Provision for income taxes	35	166	49	326
Net loss	$(33,413)	$(12,613)	$(73,046)	$(25,766)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$911	$177	$1,831	$367
Sales and marketing	5,439	1,957	11,106	4,295
Research and development	6,921	1,571	13,094	4,158
General and administrative	3,842	1,945	8,053	3,786
Total stock-based compensation expense	$17,113	$5,650	$34,084	$12,606

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	32%	34%	33%	33%
Gross profit	68%	66%	67%	67%
Operating expenses:
Sales and marketing	58%	49%	59%	50%
Research and development	27%	21%	27%	23%
General and administrative	24%	18%	27%	18%
Total operating expenses	109%	88%	113%	91%
Loss from operations	(41)%	(22)%	(46)%	(24)%
Other income, net	2%	(1)%	1%	(1)%
Loss before provision for income taxes	(39)%	(23)%	(45)%	(25)%
Provision for income taxes	—%	—%	—%	(1)%
Net loss	(39)%	(23)%	(45)%	(24)%

Comparison of the Three Months Ended July 31, 2022 and July 31, 2021
Revenue

	Three Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Revenue	$86,131	$55,756	$30,375	54.5%
The increase in revenue of $30.4 million, or 54.5%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily driven by a $30.0 million or 58.0% increase in subscription revenue. Approximately 48.2% of this increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 51.8% was attributable to new customers. Total customers grew to 1,599 as of July 31, 2022 from 1,119 as of July 31, 2021. Premium deliverability services such as email deliverability support and dedicated technical support staff, in addition to new customer configuration services, were the primary drivers of the $0.4 million, or 9% increase in professional services revenue. Additionally, in the three months ended July 31, 2022, our international revenue increased by $14.1 million, or 64%, as we continue to expand market penetration in regions outside the United States.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Cost of revenue	$27,352	$18,755	$8,597	45.8%
Gross profit	$58,779	$37,001	$21,778	58.9%
Gross margin	68.2%	66.4%
The increase in cost of revenue of $8.6 million, or 45.8%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily driven by an increase of $3.2 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $2.5 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel costs and overhead costs of $2.8 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $21.8 million, or 58.9%, in the three months ended July 31, 2022 compared to the three months ended July 31, 2021, and our gross margin increased to 68.2% in the three months ended July 31, 2022 compared to 66.4% in the three months ended July 31, 2021. These increases were due to economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue, and savings from optimized costs of our tech stack and increased personnel efficiencies related to customer support functions.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Sales and marketing	$50,007	$27,492	$22,515	81.9%
The increase in sales and marketing expense of $22.5 million, or 81.9%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily driven by an increase in personnel costs and overhead costs of $14.4 million, which included $3.5 million of stock-based compensation costs, as a result of a period-over-period increase in headcount, and an increase in software and recruiting fees of $0.6 million as we continue to expand our sales and marketing presence globally. An increase of $4.7 million in travel and entertainment, marketing, and promotional costs were primarily due to the loosening of COVID-19 travel and event restrictions which allowed for internal company trainings, marketing events and in-person customer meetings. Further, the increase was driven in part by an increase in net amortization of deferred contract costs of $2.0 million as a result of sales growth.
Research and Development Expense

	Three Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Research and development	$23,336	$11,595	$11,741	101.3%

The increase in research and development expense of $11.7 million, or 101.3%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily driven by an increase of personnel and overhead costs of $10.5 million, which included $5.3 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount as we continue to invest in the development of our platform. In addition, software costs increased $0.4 million as we continued investing in our platform.

General and Administrative Expense

	Three Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
General and administrative	$20,543	$10,064	$10,479	104.1%

The increase in general and administrative expenses of $10.5 million, or 104.1%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily driven by an increase in personnel and overhead costs of $7.3 million, which included $1.9 million of stock-based compensation costs, and an increase in in legal, regulatory, and professional services costs of $1.8 million. The increases were primarily due to a period-over-period increase in headcount as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. In addition, costs increased $0.7 million in travel and entertainment, marketing, and promotion costs due to the loosening of COVID-19 travel and event restrictions which allowed for internal company trainings, marketing events, and in-person customer meetings.

Other Income (Expense)

	Three Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Other income (expense), net	$1,729	$(297)	$2,026	n/m
n/m - not meaningful

The increase in other income, net was primarily driven by investment income in marketable securities. The increase in investment income was substantially related to the higher balances we maintained related to the proceeds received upon completion of our initial public offering in November 2021.

Comparison of the Six Months Ended July 31, 2022 and July 31, 2021
Revenue

	Six Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Revenue	$163,626	$103,633	$59,993	57.9%
The increase in revenue of $60.0 million, or 58%, for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily driven by a $58.1 million or 60% increase in subscription revenue. Approximately 54% of the increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 46% was attributable to new customers. Total customers grew to 1,599 as of July 31, 2022 from 1,119 as of July 31, 2021. Premium deliverability services revenue, such as email deliverability support and dedicated technical support staff, in addition to new customer configuration services, were the primary driver of the $1.9 million or 26% increase in professional services revenue. Additionally, in the six months ended July 31, 2022, our international revenue increased by $27.2 million, or 66%, as we continue to expand market penetration in regions outside the United States. For the six months ended July 31, 2022 and 2021, approximately 42% and 40% of our revenue was generated outside of the United States, respectively.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Cost of revenue	$53,258	$34,562	$18,696	54.1%
Gross profit	$110,368	$69,071	$41,297	59.8%
Gross margin	67.5%	66.6%

The increase in cost of revenue of $18.7 million, or 54%, for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily driven by an increase of $6.5 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $6.3 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel costs and overhead costs of $5.9 million. The increased infrastructure, messaging and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $41.3 million, or 60%, in the six months ended July 31, 2022, compared to the six months ended July 31, 2021, and our gross margin increased to 67.5% in the six months ended July 31, 2022, compared to the six months ended July 31, 2021. The increase in gross margin was driven primarily by an increase in stock-based compensation due to an increase in employee headcount as well as an increase in the valuation of our Class A common stock offset by economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue, and savings from optimized costs of our tech stack and increased personnel efficiencies related to customer support functions.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Sales and marketing	$96,051	$51,843	$44,208	85.3%
The increase in sales and marketing expense of $44.2 million, or 85%, for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily driven by an increase in personnel costs and overhead costs of $30.3 million, which included $6.8 million of stock-based compensation costs, as a result of a period-over-period increase in headcount, and an increase in software and recruiting fees of $1.6 million as we continue to expand our sales and marketing presence globally. Additionally, the increase was driven in part by an increase in net amortization of deferred contract costs of $2.9 million as a result of sales growth, an increase of $7.7 million in travel and entertainment, marketing, and promotional costs due to the loosening of COVID-19 travel and event restrictions which allowed for internal company trainings, marketing events and in-person customer meetings.

Research and Development Expense

	Six Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Research and development	$44,956	$23,392	$21,564	92.2%

The increase in research and development expense of $21.6 million, or 92%, for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily driven by an increase of personnel and overhead costs of $18.9 million, which included $8.9 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount as we continue to invest in development of our platform. In addition, software costs increased $0.9 million as we continued investing in our platform.

General and Administrative Expense

	Six Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
General and administrative	$44,117	$19,011	$25,106	132.1%

The increase in general and administrative expenses of $25.1 million, or 132%, for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily driven by an increase in personnel and overhead costs of $15.4 million, which included $4.3 million of stock-based compensation costs, increase in legal, regulatory, and professional services costs of $3.1 million, and an increase in office related expenses of $2.9 million as a primary result of our expansion into additional office locations. The increases were primarily due to a period-over-period increase in headcount as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. Additionally, we donated shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment valued at $4.3 million.

Other Income (Expense)

	Six Months Ended July 31,
	2022	2021	Change	% Change
	($ in thousands)
Other income (expense), net	$1,759	$(265)	$2,024	n/m

Other income primarily consists of gains and losses from foreign exchange and investment income from marketable securities. The increase in investment income was substantially related to the higher balances we maintained related to the proceeds received upon completion of our initial public offering in November 2021.

Liquidity and Capital Resources
Sources of Funds
As of July 31, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $506.6 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $287.1 million as of July 31, 2022, and cash flows provided by operating activities for the six months ended July 31, 2022 of $1.6 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of July 31, 2022, we had total deferred revenue of $135.8 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows Overview
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash provided by/(used in) operating activities	$1,600	$(8,414)
Net cash (used in)/provided by investing activities	$(403,799)	$18,885
Net cash provided by financing activities	$5,411	$2,584
Operating Activities
For the six months ended July 31, 2022, net cash provided by operating activities was $1.6 million, primarily due to a net loss of $73.0 million adjusted for non-cash charges of $51.7 million and net changes in our operating assets and liabilities of $22.9 million. The non-cash adjustments primarily relate to stock-based compensation of $34.3 million, amortization of deferred contract costs of $11.0 million and expense associated with the donation of shares of our Class A common stock to a charitable donor-advised fund of $4.3 million. The cash inflows from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $16.6 million and increase in deferred revenue of $9.7 million as a result of billings for new bookings and renewals. The cash inflows were offset by cash outflows primarily from an increase in deferred contract costs of $14.7 million as a result of commissions on new bookings and renewals and an overall decrease in accounts payable of $0.6 million.

For the six months ended July 31, 2021, net cash used in operating activities was $8.4 million, primarily due to a net loss of $25.8 million adjusted for non-cash charges of $22.4 million and net changes in our operating assets and liabilities of $(5.0) million. The non-cash adjustments primarily related to stock-based compensation of $12.6 million, amortization of deferred contract costs of $8.0 million and depreciation and amortization expense of $1.4 million. The cash outflows from changes in our operating assets and liabilities were primarily the result of an increase in deferred contracts costs of $12.2 million, primarily due to higher commissions related to overall sales growth, a decrease in accrued expenses and other current liabilities of $5.8 million due to timing of payments to third-party vendors for software subscriptions and an increase in prepaid and other assets of $4.2 million due to timing of payments. The cash outflows were partially offset by an increase of deferred revenue of $16.4 million due to timing of subscriptions and renewals and an overall increase in revenue and an increase in accounts payable of $1.1 million due to timing of payments.
Investing Activities
Net cash used in investing activities was $403.8 million for the six months ended July 31, 2022, primarily consisting of purchases of marketable securities of $543.9 million, partially offset by maturities of marketable securities of $150.7 million.

Net cash provided by investing activities was $18.9 million for the six months ended July 31, 2021, primarily consisting of maturities of marketable securities of $49.3 million, partially offset by purchases of marketable securities of $28.5 million and capitalized internal-use software costs of $1.2 million.

Financing Activities
Net cash provided by financing activities was $5.4 million for the six months ended July 31, 2022, consisting solely of proceeds from the exercise of common stock options.

Net cash provided by financing activities was $2.6 million for the six months ended July 31, 2021, primarily consisting of the proceeds from the exercise of common stock options of $3.2 million, partially offset by payments of deferred offering costs of $0.7 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash provided by/(used in) operating activities	$1,600	$(8,414)
Less:
Purchases of property and equipment	(9,844)	(755)
Capitalized internal-use software costs	(783)	(1,172)
Non-GAAP Free cash flow	$(9,027)	$(10,341)
Net cash (used in)/provided by investing activities	$(403,799)	$18,885
Net cash provided by financing activities	$5,411	$2,584
Our free cash flow increased for the six months ended July 31, 2022 from the six months ended July 31, 2021, primarily due to higher collections as a result of an increase in billings that is aligned with new contracts and contract renewals.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $177.2 million and $67.7 million, respectively, as of July 31, 2022, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

There have been no material changes to our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report other than those referenced in Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q. The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report provides a more complete discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt some of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we have not been subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our consolidated financial statements to those of other public companies more difficult.

Based on the market value of our common equity held by non-affiliates as of July 29, 2022 (the last business day of our most recently completed second fiscal quarter), we will cease to qualify as an emerging growth company as of the end of the fiscal year ended January 31, 2023. As a result, we will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.
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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $506.6 million as of July 31, 2022, of which $425.8 million was invested in government bonds, commercial paper, corporate debt securities and asset-backed securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of July 31, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2022 because of the three material weaknesses in our internal control over financial reporting, discussed below.

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

As previously identified and disclosed in our Annual Report, we have three material weaknesses in our internal control over financial reporting that remain unremediated as of July 31, 2022: (1) material weakness over the financial reporting close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls; (2) a material weakness over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers; and (3) a material weakness related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. These control deficiencies could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constituted material weaknesses.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continued volatility and disruptions may have adverse consequences on us or the third-parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. Further, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Any significant increases in inflation, continued economic volatility and related increase in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception could also result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, if our customers experience reductions in their customer engagement technology spending, even if they choose to use our platform, they may not purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $163.6 million and $103.6 million for the six months ended July 31, 2022 and 2021, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have funded our operations since inception primarily through equity financings, including through the public markets in our initial public offering and sales of subscriptions to our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, including as a result of inflationary pressure and a higher interest rate environment, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition and results of operations. If we incur debt, the debt holders would have rights senior to holders of our Class A and Class B common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity securities, our stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock and Class B common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact our customers, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $73.0 million and $25.8 million for the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, we had an accumulated deficit of $287.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by economic uncertainty that is outside our control, including the uncertainty associated with (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact our customers. Any of these risks could have a significant impact on our business or the business of our customers, either of which could result in a material adverse effect on our results and operations and cause our current estimates and projections to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

Risks Related to Our Business and Our Brand

We face intense competition, including from well-established companies that offer products that compete with ours. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Leanplum (CleverTap), MailChimp and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

To increase our revenue, we must continue to attract new customers and retain, and sell more products to, existing customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing products in which many enterprises have invested substantial personnel and financial resources and, therefore, may be reluctant or unwilling to abandon. In addition, as our market matures, our products evolve and competitors introduce lower cost or differentiated products that are perceived to compete with our platform, products and services, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by other companies that operate in adjacent markets and compete with our products. In addition, the value of our products and services to our customers depends, in part, on our customers’ ability to use them as part of an overall effective marketing strategy. To the extent our customers’ marketing strategies are not effective, they may reduce the use of our products and services or fail to renew their existing contracts. Further, to the extent there is a sustained general economic downturn and our customers and potential customers experience delays or reductions in general customer engagement technology spending, potential customers may be unwilling to take on the additional cost associated with adopting our platform as an alternative to their existing products, and if they choose to adopt our platform, they may not purchase additional products and services in the future due to budget limitations. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

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

As usage of our platform grows and as customers use it for more complex projects, we may need to devote additional resources to improving our platform architecture, updating our platform’s products and functionality, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business as well as grow our partner services network to serve our growing customer base, particularly as our customer base expands over time. Our ability to scale our business is dependent on our ability to maintain and grow our revenue through new and renewed customer subscriptions to our platform, from which we derive substantially all of our revenue. We cannot assure you that we will be able to renew subscriptions with any of our customers at the same or higher contract value; particularly if our customers experience reductions or delays in general customer engagement technology spending in connection with a sustained general economic downturn. In addition, some customers have multiple order forms with different divisions of their entities, which could increase the complexity of negotiating renewals.

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

Substantially all of our revenue is attributable to subscriptions for our cloud-based platform. We expect that we will be substantially dependent on our platform to generate revenue for the foreseeable future. As a result, our results of operations could suffer due to:

•any decline in demand for our platform, including as a result of reductions or delays in general customer engagement technology spending by our customers and potential customers in connection with a sustained general economic downturn;
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

The timing of our sales cycles with our large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Large enterprise customers may have a lengthy sales cycle for the evaluation and procurement of our platform. Work-from-home arrangements resulting from, and continuing after, the COVID-19 pandemic may cause a lengthening of these sales cycles or a reduction in sales cycle win rates as we have historically benefited from using face-to-face selling techniques. Additionally, to the extent there is a sustained general economic downturn resulting in delays or reductions in general customer engagement technology spending by large enterprise customers, we may experience an extension of our sales cycle with potential customers or a reduction in sales cycle win rates due to budgetary constraints. Any delays in our sales cycles may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially and sometimes extend for over 12 months. Large enterprise customers often view a subscription to our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

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

We believe that maintaining and enhancing our brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. If we are not able to effectively differentiate our platform and its capabilities from those of our competitors, we may experience difficulty in attracting new customers. Our brand promotion activities may not generate customer awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may be adversely affected.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. In addition, as a result of our hybrid work model, called “The Way Braze Works,” we have a large, remote workforce, which adds to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. We have only recently implemented our hybrid work model, and it may also impact our ability to identify, hire and train new personnel. We also recently completed our initial public offering, and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. Also, it is not uncommon for companies to see significant turnover in their workforce following an initial public offering, a trend which may only be further amplified by the competitive market for highly-skilled employees. If we fail to attract new personnel, experience significant turnover or the loss of key personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects. Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

If we are unable to maintain our culture and core values as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe our culture and core values are critical to our success and have delivered tangible financial and operational benefits to our customers, employees and stockholders. We are a mission-driven company and have designed our core values as a guiding set of principles for our employees and business. Accordingly, we have invested substantial time and resources in building a team that reflects our culture and core values. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain these important aspects of our culture and core values. In addition, the growth of our remote workforce may impact our ability to preserve our culture and core values. Any failure to preserve our culture or core values could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We currently have customers in the United States, Canada, Europe, the Middle East, the Asia-Pacific region and Latin America. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States as a result of the emergence of new variant strains of COVID-19 or any other highly infectious disease, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

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

We have a limited history of operating with a substantial remote workforce and the long-term impact on our financial results and business operations are uncertain.

In September 2022, we implemented our hybrid work model, called “The Way Braze Works,” pursuant to which each department may choose to have its employees function primarily as in-person, remote or hybrid workers. We have also hired a large number of employees who are permanently remote, regardless of their department’s determination. As a result, remote work has become the primary experience for a large number of our employees, and our intention is for our workforce to continue to have remote work opportunities into the future. However, we have a limited history of operating with a large remote workforce and, while we anticipate that implementing The Way Braze Works will have a long-term positive impact on our financial results and business operations, the impact remains uncertain, particularly in the near term. Additionally, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies or productivity.

Our continuing shift to hybrid and remote work may make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, the loss of key personnel, difficulty in properly classifying employees and a potentially negative impact on product research and development, and the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our or our customers’ data as a result of the decentralization of the technology used to operate our business. The mobility of our remote workers may also subject us to an increased risk of regulatory claims if our remote employees establish a nexus for our business in unanticipated jurisdictions. This could cause us to be subject to tax and employment claims in the applicable jurisdiction. Any of these factors could adversely affect our financial condition and operating results.

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

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS, mobile and web notifications. We are dependent on third-party services for delivery of emails and SMS, and we are dependent on Apple services and Google services for delivery of mobile and web notifications. For example, unrelated third-parties are utilized throughout our industry to deliver email and SMS messages to consumers. If these third-party services change their policies regarding the delivery of certain email or SMS messages, some of our customers may no longer be able to use these channels through our platform. Further, if any of these third-party providers were to suffer extended service outages, then our customers may not be able to deliver email and SMS messages using our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. Similarly, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations.

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

Similarly, the California Consumer Privacy Act, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act, or the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. Virginia, Colorado, Connecticut and Utah have all passed data privacy laws that become effective in 2023. If we become subject to further new data privacy laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

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

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third-parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third-parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur the future, including in connection with the ongoing conflict between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third-parties upon whom we rely) to provide our platform.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform and performing geolocation IP blocking and screenings against United States and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Additionally, U.S. embargoes and sanctions can change rapidly and unpredictably in response to international events, such as the application of new and broad sanctions against Russia and Belarus in connection with the invasion of Ukraine. Future embargoes or sanctions could have a significant impact on our business or the business of our customers, either of which could have a material adverse effect on our financial results and operations. Violations of U.S. sanctions or export control laws can result in incarceration for responsible employees and managers or the imposition of significant fines or penalties.

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

As of July 31, 2022, we had 19 granted patents and seven patents pending related to our platform and its technology. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, in the past we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate, including promoting a remote work environment for our employees. While we have reopened many of our offices, a significant portion of our employees continue to work remotely under our hybrid work model.

We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, as we continue to reopen our offices, we may face operational or other challenges as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies or employee dissatisfaction, either of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and seeking to manage its effects on our business and workforce. For instance, due to the prior emergence of variant strains of COVID-19, we had to previously alter our office reopening plans and modified or cancelled anticipated events. If a new variant strain of COVID-19 or another highly infectious disease were to arise, we might be forced to take similar actions again in the future. Further, the emergence of new variant strains of COVID-19 or other highly infectious diseases could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our products or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors.

While we remain an emerging growth company, we cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard as a result of our election to use the extended transition period, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our share price may be more volatile.

Additionally, we will cease to be an emerging growth company as of the end of the fiscal year ended January 31, 2023. At this time, we will no longer be able to rely on the exemptions outlined above, which will increase our legal and financial compliance costs and will make our financial reporting more time-consuming and costly. Accordingly, we expect to incur significant finance, legal, accounting and other expenses that we did not incur as an emerging growth company. Our management and other personnel will also be required devote a substantial amount of time to support compliance with these additional requirements. We cannot predict or estimate the amount of additional costs we will incur as a result of no longer qualifying as an emerging growth company.

We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audits and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2022, and the review and preparation of our unaudited condensed consolidated financial statements for the six months ended July 31, 2022, we identified three material weaknesses in our internal controls: (1) a material weakness over the financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls; (2) a material weakness over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers; and (3) a material weakness related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of July 31, 2022, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 89.1% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock’s voting power collectively beneficially owned, in the aggregate, outstanding shares representing approximately 94.4% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock’s voting power, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. Our business results may vary significantly from such analyst estimates or any analyst consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions, including as a result of (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact our customers, which could adversely affect our business, financial condition and results of operations. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

None.
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
Date: September 12, 2022

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: September 12, 2022