Form 10-Q
period 2022-10-31
Braze, Inc.
filed 2022-12-14
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 6, 2022, there were 57,009,059 shares of the registrant’s Class A and 38,697,345 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2022

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at October 31, 2022 (Unaudited) and January 31, 2022	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended October 31, 2022 and 2021	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended October 31, 2022 and 2021	7

	Condensed Consolidated Statements of Convertible Preferred Stock, Redeemable Non-controlling Interest and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended October 31, 2022 and 2021	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2022 and 2021	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

	PART II

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 6.	Exhibits	72

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	October 31, 2022	January 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,390	$478,937
Accounts receivable, net of allowance of $1,447 and $743 at October 31, 2022 and January 31, 2022, respectively	58,299	64,504
Marketable securities	428,223	35,156
Prepaid expenses and other current assets	24,244	29,588
Total current assets	556,156	608,185
Restricted cash, noncurrent	4,036	4,036
Property and equipment, net	20,154	7,393
Operating lease right-of-use assets	47,239	—
Deferred contract costs	45,664	41,689
Other assets	4,169	4,959
TOTAL ASSETS	$677,418	$666,262
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,062	$2,083
Accrued expenses and other current liabilities	28,165	31,623
Deferred revenue	140,681	126,260
Operating lease liabilities, current	10,767	—
Total current liabilities	181,675	159,966
Operating lease liabilities, noncurrent	40,912	—
Other long-term liabilities	617	1,478
TOTAL LIABILITIES	223,204	161,444
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	1,812	3,235
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 55,219,058 and 18,549,183 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	5	1
Class B common stock, $0.0001 par value; 110,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 40,066,137 and 74,418,847 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	4	8
Additional paid-in capital	782,734	717,175
Accumulated other comprehensive loss	(9,865)	(640)
Accumulated deficit	(320,476)	(214,961)
TOTAL STOCKHOLDERS’ EQUITY	452,402	501,583
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$677,418	$666,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Revenue	$93,125	$63,968	$256,751	$167,601
Cost of revenue	29,135	19,174	82,393	53,736
Gross profit	63,990	44,794	174,358	113,865

Operating expenses:
Sales and marketing	52,841	29,568	148,892	81,411
Research and development	25,583	12,738	70,539	36,130
General and administrative	22,430	12,936	66,547	31,947
Total operating expenses	100,854	55,242	285,978	149,488
Loss from operations	(36,864)	(10,448)	(111,620)	(35,623)
Other income (expense), net	2,581	(218)	4,340	(483)
Loss before benefit for income taxes	(34,283)	(10,666)	(107,280)	(36,106)
Benefit for income taxes	(391)	(1,608)	(342)	(1,282)
Net loss	(33,892)	(9,058)	(106,938)	(34,824)
Net loss attributable to redeemable non-controlling interest	(532)	(336)	(1,423)	(1,040)
Net loss attributable to Braze, Inc.	$(33,360)	$(8,722)	$(105,515)	$(33,784)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.35)	$(0.42)	$(1.12)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	94,469	20,717	94,168	20,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(33,892)	$(9,058)	$(106,938)	$(34,824)
Other comprehensive loss:
Change in foreign currency translation adjustments	(520)	(183)	(1,275)	(208)
Unrealized losses on marketable securities	(5,591)	(9)	(7,950)	(44)
Other comprehensive loss, net	(6,111)	(192)	(9,225)	(252)
Comprehensive loss, net	(40,003)	(9,250)	(116,163)	(35,076)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(532)	(336)	(1,423)	(1,040)
Comprehensive loss attributable to Braze, Inc.	$(39,471)	$(8,914)	$(114,740)	$(34,036)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2022	$2,344	94,717	$9	$761,412	$(287,116)	$(3,754)	$470,551
Issuance of common stock for options exercised	—	398	—	1,802	—	—	1,802
Vesting of early exercised options	—	—	—	89	—	—	89
Vesting of restricted stock units	—	170	—	—	—	—	—
Stock-based compensation	—	—	—	19,431	—	—	19,431
Other comprehensive loss	—	—	—	—	—	(6,111)	(6,111)
Net loss attributable to redeemable non-controlling interests	(532)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(33,360)	—	(33,360)
Balance at October 31, 2022	$1,812	95,285	$9	$782,734	$(320,476)	$(9,865)	$452,402

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at July 31, 2021	62,831	$174,229	$1,529	20,657	$—	$45,947	$(163,304)	$(102)	$(117,459)
Issuance of common stock for options exercised	—	—	—	756	2	2,286	—	—	2,288
Vesting of early exercised options	—	—	—	—	—	132	—	—	132
Repurchase of shares related to early exercised options	—	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	5,464	—	—	5,464
Investment from redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(192)	(192)
Net loss attributable to redeemable non-controlling interests	—	—	(336)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(8,722)	—	(8,722)
Balance at October 31, 2021	62,831	$174,229	$3,643	21,413	$2	$53,832	$(172,026)	$(294)	$(118,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (cont.)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	1,814	—	7,213	—	—	7,213
Vesting of early exercised options	—	—	—	171	—	—	171
Vesting of restricted stock units	—	408	—	—	—	—	—
Repurchase of shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	53,915	—	—	53,915
Other comprehensive loss	—	—	—	—	—	(9,225)	(9,225)
Net loss attributable to redeemable non-controlling interests	(1,423)	—	—	—	—	—	—
Charitable donation of stock	—	96		4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(105,515)	—	(105,515)
Balance at October 31, 2022	$1,812	95,285	$9	$782,734	$(320,476)	$(9,865)	$452,402

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at January 31, 2021	62,831	$174,229	$2,233	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)
Issuance of common stock for options exercised	—	—	—	1,917	2	5,587	—	—	5,589
Vesting of early exercised options	—	—	—	—	—	380	—	—	380
Repurchase of shares related to early exercised options	—	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	18,088	—	—	18,088
Investment from redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(252)	(252)
Net loss attributable to redeemable non-controlling interests	—	—	(1,040)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	(33,784)	—	(33,784)
Balance at October 31, 2021	62,831	$174,229	$3,643	21,413	$2	$53,832	$(172,026)	$(294)	$(118,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(106,938)	$(34,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,394	18,036
Amortization of deferred contract costs	17,248	13,173
Depreciation and amortization	2,926	2,123
Provision for credit losses	328	(98)
Value of common stock donated to charity	4,260	—
Amortization of discount/premium on marketable securities	753	313
Non-cash foreign exchange loss (gain)	1,669	391
Other	(300)	(23)
Changes in operating assets and liabilities:
Accounts receivable	5,877	(1,157)
Prepaid expenses and other current assets	5,090	(4,358)
Deferred contract costs	(21,223)	(20,917)
ROU assets and liabilities	2,490	—
Other assets	1,033	(3,993)
Accounts payable	26	784
Accrued expenses and other current liabilities	(3,399)	(3,933)
Deferred revenue	14,421	23,638
Other long-term liabilities	25	(23)
Net cash used in operating activities	(22,320)	(10,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,066)	(1,110)
Capitalized internal-use software costs	(705)	(1,842)
Purchases of marketable securities	(614,878)	(32,868)
Maturities of marketable securities	213,107	55,609
Net cash (used in)/provided by investing activities	(416,542)	19,789
CASH FLOWS FROM FINANCING ACTIVITIES:
Investment from redeemable non-controlling interest	—	2,450
Proceeds from exercise of common stock options	7,213	4,641
Payment of deferred offering costs	—	(2,484)
Repurchase of shares related to early exercised options	—	(3)
Net cash provided by financing activities	7,213	4,604
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,898)	(531)
Net change in cash, cash equivalents, and restricted cash	(433,547)	12,994
Cash, cash equivalents, and restricted cash, beginning of period	482,973	33,018
Cash, cash equivalents, and restricted cash, end of period	$49,426	$46,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended October 31,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$327	$191

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$796	$54
Net change in capitalized internal-use software development costs in accrued expenses	$21	$(51)
Unrealized net loss on marketable investment securities	$(7,950)	$(44)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$5	$(24)
Vesting of early exercised options	$171	$380
Asset retirement obligation	$348	$—
Common stock option receivables	$—	$1,177
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,045
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. We also lease additional office space in Austin, Berlin, Chicago, London, Paris, San Francisco, Singapore, and Tokyo.

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
Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. Restricted cash consists of letters of credit related to our leased properties. For cash, cash equivalents, restricted cash, and marketable securities, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the consolidated balance sheets in excess of federal insurance limits.

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and nine months ended October 31, 2022 and October 31, 2021, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. No customers accounted for 10% or more of our total accounts receivable balance as of October 31, 2022 and January 31, 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 within ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20, ASU No. 2019-01, ASU No. 2019-10, ASU No. 2020-02, and ASU No. 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Topic 842 is effective for our fiscal year ending January 31, 2022 and interim periods beginning February 1, 2023 with early adoption permitted. While we have generally elected to take advantage of the extended transition period available to emerging growth companies for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, we decided to early adopt Topic 842. We adopted this standard under the modified-retrospective approach, using the practical expedients allowing us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases, and (iii) indirect costs for any existing leases. Additionally, any lease arrangements with a term of 12 months or less will be recognized on the consolidated statements of operations on a straight-line basis over the lease term and any non-lease components shall not be separated from the lease components, but instead accounted for as a single lease component. Upon adoption of ASC 842, we recognized a right-of-use asset of $59.6 million and a lease liability of $61.3 million at February 1, 2022 on our consolidated balance sheets. Prior period amounts were not restated and are reported in accordance with ASC 840. Refer to Note 14. Leases, for further information.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Subscription	$88,982	$59,309	$243,545	$155,745
Professional services and other	4,143	4,659	13,206	11,856
Total	$93,125	$63,968	$256,751	$167,601

The following table presents total revenue by geography (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$53,259	$38,170	$148,486	$100,628
International	39,866	25,798	108,265	66,973
Total	$93,125	$63,968	$256,751	$167,601

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.3 million and $2.2 million as of October 31, 2022 and January 31, 2022, respectively.

Contract Balances

Contract Assets

Contract assets as of October 31, 2022 and January 31, 2022 were $0.4 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and nine months ended October 31, 2022 from amounts included in deferred revenue at January 31, 2022, was $21.3 million and $118.5 million, respectively. Revenue recognized during the three and nine months ended October 31, 2021 from amounts included in deferred revenue at January 31, 2021, was $12.3 million and $70.6 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2022	$743
Reserve:
Credit losses	328
Deferred revenue	837
Write-offs	(564)
Recoveries	103
Balance at October 31, 2022	$1,447

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents amounts under non-cancelable contracts expected to be recognized as revenue in future periods, and may be influenced by several factors, including seasonality, the timing of renewals, the timing of service delivery and contract terms. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes, and other market factors.

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
October 31, 2021	$304.0	$199.1	$104.9
January 31, 2022	373.6	237.8	135.8
April 30, 2022	390.9	255.1	135.8
July 31, 2022	410.5	274.2	136.3
October 31, 2022	408.7	283.3	125.4
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

In March 2022, we consented to the issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options will vest in full in March 2027 and, other than the options held by one officer of Braze KK, cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within Other long-term liabilities on the consolidated balance sheets. As of October 31, 2022, the liability balance was $0.2 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2022	$3,235
Net loss attributable to redeemable non-controlling interest	(1,423)
Balance as of October 31, 2022	$1,812
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$12,317	$—	$—	$12,317
U.S. government bonds	9,937	—	—	9,937
	22,254	—	—	22,254
Marketable securities
U.S. government bonds	$327,932	$—	$—	$327,932
Foreign bonds	—	2,941	—	2,941
Corporate debt securities	—	97,350	—	97,350
Total marketable securities	327,932	100,291	—	428,223
Total	$350,186	$100,291	$—	$450,477

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$439,627	$—	$—	$439,627
	439,627	—	—	439,627
Marketable securities
U.S. government bonds	$4,006	$—	$—	$4,006
Foreign bonds	—	3,203	—	3,203
Commercial paper	—	18,993	—	18,993
Corporate debt securities	—	3,020	—	3,020
Asset-backed securities	—	5,934	—	5,934
Total marketable securities	4,006	31,150	—	35,156
Total	$443,633	$31,150	$—	$474,783

Our money market funds and U.S. government bonds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of October 31, 2022 and January 31, 2022. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	October 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$333,705	$—	$(5,773)	$327,932
Foreign bonds	3,035	—	(94)	2,941
Corporate debt securities	99,460	—	(2,110)	97,350
Total	$436,200	$—	$(7,977)	$428,223

	January 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$4,021	$—	$(15)	$4,006
Foreign bonds	3,203	—	—	3,203
Commercial paper	18,993	—	—	18,993
Corporate debt securities	3,025	—	(5)	3,020
Asset-backed securities	5,941	—	(7)	5,934
Total	$35,183	$—	$(27)	$35,156

Accrued interest receivables related to our available-for-sale securities of $1.9 million as of October 31, 2022 and $0.1 million as of January 31, 2022 were included within Prepaid expenses and other current assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of October 31, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of October 31, 2022 was primarily related to the continued market volatility associated with market expectations of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of October 31, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of October 31, 2022 for the Company’s marketable and non-marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	October 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$227,489	$224,714
Due in 1 year through 5 years	208,711	203,509
Total	$436,200	$428,223

	January 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$33,671	$33,646
Due in 1 year through 5 years	1,512	1,510
Total	$35,183	$35,156

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, and marketable securities. Investment income is included within Other income (expense), net on the consolidated statements of operations. The components of investment income were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Interest income	$2,413	$77	$4,812	$417
Amortization of discount/premium, net	538	(59)	753	(313)
Investment income	$2,951	$18	$5,565	$104
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	October 31, 2022	January 31, 2022
Capitalized internal-use software	$6,850	$5,353
Computer equipment, office equipment, and software	7,823	3,833
Leasehold improvements	9,759	2,470
Furniture and fixtures	3,877	966
	28,309	12,622
Less: accumulated depreciation and amortization	(8,155)	(5,229)
Total property and equipment, net	$20,154	$7,393

The total depreciation expense and amortization expense for property and equipment was $1.0 million and $0.7 million during the three months ended October 31, 2022 and 2021, respectively and $2.9 million and $2.1 million during the nine months ended October 31, 2022 and 2021, respectively.

We capitalized internal-use software of $0.3 million and $0.7 million during the three months ended October 31, 2022 and 2021, respectively, and $1.5 million and $1.8 million during the nine months ended October 31, 2022 and 2021, respectively. Amortization for capitalized internal-use software costs recognized within Cost of revenue on the consolidated statements of operations was $0.4 million and $0.4 million for the three months ended October 31, 2022 and 2021, respectively, and $1.3 million and $1.0 million during the nine months ended October 31, 2022 and 2021, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2022	January 31, 2022
Prepaid software subscriptions	$13,300	$19,396
Prepaid advertising	842	704
Prepaid insurance	435	4,372
Prepaid events	826	428
Investment interest receivable	1,936	259
Consumption tax receivable	1,361	667
Prepaid employee bonuses	823	332
Other	4,721	3,430
Total prepaid expenses and other current assets	$24,244	$29,588
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 31, 2022	January 31, 2022
Accrued compensation and employee benefit costs	$9,611	$14,075
Accrued software subscriptions	4,529	3,217
Accrued commissions	4,357	5,961
Accrued professional service fees	2,058	2,218
Accrued advertising	1,528	660
Accrued tax liability	1,806	1,951
Other	4,276	3,541
Total accrued expenses and other current liabilities	$28,165	$31,623
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $0.9 million and $0.3 million for the three months ended October 31, 2022 and 2021, respectively, and $3.9 million and $2.0 million during the nine months ended October 31, 2022 and 2021, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $4.3 million expense within general and administrative in our consolidated statements of operations during the nine months ended October 31, 2022. There were no stock donations in the three months ended October 31, 2022.

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

Stock Options

There were zero stock options granted during the three and nine months ended October 31, 2022. There were no stock options granted during the three months ended October 31, 2021. During the nine months ended October 31, 2021, we granted stock options to purchase up to 3,120,516 shares of common stock at a weighted average exercise price of $35.02 and a weighted average grant date fair value of $24.53. Stock-based compensation expense related to these stock options granted will be recognized over the requisite service period of four years.

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Nine Months Ended October 31,
	2022	2021
Dividend yield (in percentage)	n/a	—%
Expected volatility (in percentage)	n/a	61.8% - 66.1%
Expected term (in years)	n/a	5.9 - 6.7
Risk-free interest rate (in percentage)	n/a	1.0% - 1.2%
Fair value of common stock	n/a	$65.00

Restricted Stock Units

The following table summarized unvested and outstanding RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	1,355,065
Granted	3,105,438	$42.17
Vested	(407,478)	$47.67
Forfeited	(325,739)	$47.24
Balance as of October 31, 2022	3,727,286

RSUs granted during the nine months ended October 31, 2022 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

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

The Company recognized $0.8 million and $1.1 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2022, respectively. As of October 31, 2022, $2.5 million has been withheld on behalf of our employees for a future purchase and is classified as Accrued expenses and other current liabilities on the consolidated balance sheets. There were no purchases related to the ESPP in the nine months ended October 31, 2022. As of October 31, 2022, 2,754,680 shares of Class A common stock remain available for issuance under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$889	$164	$2,720	$531
Sales and marketing	6,512	1,586	17,618	5,881
Research and development	8,060	1,622	21,154	5,780
General and administrative	3,847	2,058	11,900	5,844
Stock-based compensation, net of amounts capitalized	$19,308	$5,430	$53,392	$18,036
Capitalized stock-based compensation expense	265	—	796	—
Total stock-based compensation expense	$19,573	$5,430	$54,188	$18,036

As of October 31, 2022, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$50,352	$104,711
Weighted-average remaining recognition period (years)	2.66	2.90

Secondary Transaction

In March 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “2021 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2021 Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the nine months ended October 31, 2022.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $0.5 million and $1.3 million as of October 31, 2022 and January 31, 2022, respectively, which is included in other current liabilities on the consolidated balance sheets. As of the fiscal year ended January 31, 2022, we have entered into several voluntary disclosure agreements with jurisdictions where we identified a potential exposure due to not filing prior returns, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2022, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for the three and nine months ended October 31, 2022 (in thousands):

	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2022
Operating lease cost	$3,360	$10,253
Variable lease cost	578	1,838
Short-term lease cost	444	1,564
Total net lease cost	$4,382	$13,655

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

2023	$2,303
2024	11,262
2025	10,254
2026	8,020
2027	7,076
Thereafter	23,343
Total future undiscounted lease payments	$62,258
Less: Imputed interest	(10,579)
Less: Tenant improvement allowance not yet received	—
Total reported lease liability	$51,679

The Company's lease terms and discount rates are as follows:

October 31, 2022
Weighted-average remaining lease term (years)	6.6
Weighted-average discount rate	5.5%

Other information for the Company's leases is as follows:

Nine Months Ended October 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$7,199
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—

Berlin Lease Agreement

In October 2022, the Company entered into a lease agreement for a new office space in Berlin, Germany. The lease commencement date, which is when the premises will become available to the Company for use, is expected to be in the first quarter of fiscal year 2024. The Company is obligated to pay €0.1 million per month beginning in the second quarter of fiscal year 2024 through the fourth quarter of fiscal 2025, the expiration date.
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax benefit of $(0.4) million and $(1.6) million for the three months ended October 31, 2022 and 2021, respectively. The effective tax rate for the three months ended October 31, 2022 and 2021 was 1.1% and 15.1%, respectively. The Company recorded an income tax benefit of $(0.3) million and $(1.3) million for the nine months ended October 31, 2022 and 2021, respectively. The effective tax rate for the nine months ended October 31, 2022 and 2021 was 0.3% and 3.6%, respectively.

The provision for income taxes recorded for the three and nine months ended October 31, 2022 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Braze, Inc.	$(33,360)	$(8,722)	$(105,515)	$(33,784)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	94,492	20,874	94,201	20,455
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(23)	(157)	(33)	(211)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	94,469	20,717	94,168	20,244
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.35)	$(0.42)	$(1.12)	$(1.67)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Options to purchase common stock	8,681	12,023	8,681	12,023
Restricted stock units	3,727	1,468	3,727	1,468
ESPP shares estimated to be purchased	18	—	114	—
Warrants to purchase common stock	—	218	—	218
Convertible preferred stock on an as-converted basis	—	62,831	—	62,831
Total	12,426	76,540	12,522	76,540

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.0 million and $0.3 million during the three months ended October 31, 2022 and 2021, respectively, and $1.0 million and $0.8 million during the nine months ended October 31, 2022 and 2021, respectively.

18. Subsequent Events

In November 2022, the Company entered into a Sublease Agreement (the “Sublease”) pursuant to which the Company agreed to lease approximately 92,300 square feet of general office space in New York, New York. The term of the Sublease commences on October 1, 2023 and will terminate on January 30, 2034. Under the Sublease, the Company's fixed rent obligation is $0.6 million per month, provided, that the Company shall be entitled to a rent abatement in the aggregate amount of $6.6 million to be applied in equal monthly installments until the abatement amount is fully exhausted. The Sublease contains customary provisions for real property subleases of this type, including specified termination rights, and is subject to and contingent upon receipt of a standard third-party consent.

In November 2022, the Company entered into a non-cancelable purchase agreement with a large strategic vendor for a spend commitment of $92.9 million. The term of the agreement commences on December 1, 2022 and will terminate on December 1, 2025, at which point the spend commitment threshold must be reached or the Company will be liable to pay any shortfalls.

In December 2022, the Company granted RSUs for a total of 1.2 million shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $29.3 million.

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

We have grown significantly in recent periods. We generated revenue of $93.1 million and $64.0 million in the three months ended October 31, 2022, and 2021, respectively, representing year-over-year growth of 45.6%, and $256.8 million and $167.6 million in the nine months ended October 31, 2022 and 2021, respectively, representing year-over-year growth of 53.2%. We had net losses of $33.9 million and $9.1 million in the three months ended October 31, 2022 and 2021, respectively, and $106.9 million and $34.8 million in the nine months ended October 31, 2022 and 2021, respectively. We had net cash used in operating activities of $22.3 million in the nine months ended October 31, 2022 and net cash used in operating activities of $10.9 million in the nine months ended October 31, 2021, respectively. Our Non-GAAP free cash flow was $(37.1) million and $(13.8) million in the nine months ended October 31, 2022 and 2021, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as Retail & eCommerce, Financial Services, Media & Telecom, Health & Wellness, and On-Demand services, and to increase our presence in verticals where we are not yet strongly represented. We plan to capitalize on the ongoing digital transformation by consolidating our product, sales, and marketing launch motions on targeted customer solutions designed for key verticals, market segments, and regions. As of October 31, 2022, we had 1,715 customers that range in sizes across a variety of industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of October 31, 2022, we had 4.7 billion monthly active users, up from 3.7 billion monthly active users as of January 31, 2022. Currently, our in-product messaging channels consist of Content Cards, which embed personalized content into a brand’s website or application, and in-app messages and in-browser messages such as Simple Survey. Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertising audience actions and multiple over-the-top media services and connected TV channels.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended October 31, 2022 and October 31, 2021 was 126% and 126%, respectively, for all our customers, and 129% and 136%, respectively, for our customers with ARR of $500,000 or more. In addition, 148 and 97 of our customers had ARR of $500,000 or more as of October 31, 2022 and October 31, 2021, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the nine months ended October 31, 2022 and 2021, approximately 42% and 40% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Impact of Global Events and Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, global, macroeconomic events such as (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers, have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses slow spending on information technology, which may impact our business. Additionally, these macroeconomic conditions have also negatively impacted the businesses of some of our customers and potential customers, which in turn may cause them to decrease spending on customer engagement tools, such as our platform. In recent quarters, we have seen slower growth from new customers, which may be related to the uncertain macroeconomic environment. We cannot predict if these trends will continue, and, accordingly, we are not able to estimate the ongoing effects on our results of operations, financial condition or liquidity as a result of these macroeconomic factors. For additional details, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of net exchange gains or losses on foreign currency transactions and investment income consists primarily of income earned on our investments, cash and cash equivalents, and restricted cash.

Provision for Income Taxes

Provision for income taxes consists of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$93,125	$63,968	$256,751	$167,601
Cost of revenue (1)	29,135	19,174	82,393	53,736
Gross profit	63,990	44,794	174,358	113,865
Operating expenses:
Sales and marketing (1)	52,841	29,568	148,892	81,411
Research and development (1)	25,583	12,738	70,539	36,130
General and administrative (1)	22,430	12,936	66,547	31,947
Total operating expenses	100,854	55,242	285,978	149,488
Loss from operations	(36,864)	(10,448)	(111,620)	(35,623)
Other income (expense), net	2,581	(218)	4,340	(483)
Loss before benefit for income taxes	(34,283)	(10,666)	(107,280)	(36,106)
Benefit for income taxes	(391)	(1,608)	(342)	(1,282)
Net loss	$(33,892)	$(9,058)	$(106,938)	$(34,824)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$889	$164	$2,720	$531
Sales and marketing	6,512	1,586	17,618	5,881
Research and development	8,060	1,622	21,154	5,780
General and administrative	3,847	2,058	11,900	5,844
Total stock-based compensation expense	$19,308	$5,430	$53,392	$18,036

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	31%	30%	32%	32%
Gross profit	69%	70%	68%	68%
Operating expenses:
Sales and marketing	57%	46%	58%	49%
Research and development	27%	20%	28%	21%
General and administrative	24%	20%	26%	19%
Total operating expenses	108%	86%	112%	89%
Loss from operations	(39)%	(16)%	(44)%	(21)%
Other income (expense), net	3%	(1)%	2%	(1)%
Loss before benefit for income taxes	(36)%	(17)%	(42)%	(22)%
Benefit for income taxes	—%	(3)%	—%	(1)%
Net loss	(36)%	(14)%	(42)%	(21)%

Comparison of the Three Months Ended October 31, 2022 and October 31, 2021
Revenue

	Three Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Revenue	$93,125	$63,968	$29,157	45.6%
The increase in revenue of $29.2 million, or 45.6%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by a $29.7 million or 50.0% increase in subscription revenue, offset by a decline in professional service revenue of $0.5 million, or (11)%. Approximately 50.8% of this increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 49.2% was attributable to new customers. Total customers grew to 1,715 as of October 31, 2022 from 1,247 as of October 31, 2021. As new customers increasingly engaged with third-party partner-led onboarding services, professional services revenue experienced an expected decline. This decline was offset in part by an increase in premium deliverability service fees, such as email deliverability support and dedicated technical support staff. Additionally, in the three months ended October 31, 2022, our international revenue increased by $14.1 million, or 55%, as we continue to expand market penetration in regions outside the United States.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Cost of revenue	$29,135	$19,174	$9,961	52.0%
Gross profit	$63,990	$44,794	$19,196	42.9%
Gross margin	68.7%	70.0%
The increase in cost of revenue of $10.0 million, or 52.0%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by an increase of $3.7 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $3.3 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel costs and overhead costs of $3.0 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $19.2 million, or 42.9%, in the three months ended October 31, 2022 compared to the three months ended October 31, 2021, and our gross margin decreased to 68.7% in the three months ended October 31, 2022 compared to 70.0% in the three months ended October 31, 2021. Our marginal decline in gross margin was attributed to the changes in our infrastructure expenditures to support our revenue growth which have not changed at the same pace as our revenue, in addition to nonrecurring hosting migration costs incurred this quarter in connection with the continued advancement of our tech stack. These cost increases were partially offset by recognized savings from optimized costs of our tech stack and increased personnel efficiencies related to customer support functions.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Sales and marketing	$52,841	$29,568	$23,273	78.7%
The increase in sales and marketing expense of $23.3 million, or 78.7%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by an increase in personnel costs and overhead costs of $14.1 million, which included $4.9 million of stock-based compensation costs, as a result of a period-over-period increase in headcount, and an increase in software and recruiting fees of $0.6 million as we continue to expand our sales and marketing presence globally. An increase of $5.2 million in travel and entertainment, marketing, and promotional costs were primarily due to the loosening of COVID-19 travel and event restrictions which allowed for internal company trainings, marketing events and in-person customer meetings. Further, the increase was driven in part by an increase in net amortization of deferred contract costs of $3.4 million as a result of sales growth.
Research and Development Expense

	Three Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Research and development	$25,583	$12,738	$12,845	100.8%

The increase in research and development expense of $12.8 million, or 100.8%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by an increase of personnel and overhead costs of $12.6 million, which included $6.4 million of stock-based compensation costs, partially offset by $0.2 million of research and development state tax credits. The increase in personnel costs was primarily due to a period-over-period increase in headcount as we continue to invest in the development of our platform. In addition, software costs increased $0.3 million as we continued investing in our platform.

General and Administrative Expense

	Three Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
General and administrative	$22,430	$12,936	$9,494	73.4%

The increase in general and administrative expenses of $9.5 million, or 73.4%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by an increase in personnel and overhead costs of $6.7 million, which included $1.8 million of stock-based compensation costs, and an increase in in legal, regulatory, and professional services costs of $1.5 million. The increases were primarily due to a period-over-period increase in headcount as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. Software costs increased $0.9 million due to an increase in software subscriptions and the need for additional licenses related to existing subscriptions to support the continued optimization of our administrative support functions. In addition, costs increased $0.5 million in travel and entertainment, marketing, and promotion costs due to the loosening of COVID-19 travel and event restrictions which allowed for internal company meetings and trainings.

Other Income (Expense)

	Three Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Other income (expense), net	$2,581	$(218)	$2,799	n/m
n/m - not meaningful

The increase in other income, net was primarily driven by investment income in marketable securities. The increase in investment income was substantially related to the higher balances we maintained related to the proceeds received upon completion of our initial public offering in November 2021.

Comparison of the Nine Months Ended October 31, 2022 and October 31, 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Revenue	$256,751	$167,601	$89,150	53.2%
The increase in revenue of $89.2 million, or 53%, for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily driven by a $87.8 million or 56% increase in subscription revenue. Approximately 63% of the increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 37% was attributable to new customers. Total customers grew to 1,715 as of October 31, 2022 from 1,247 as of October 31, 2021. Premium deliverability services revenue, such as email deliverability support and dedicated technical support staff, in addition to new customer configuration services, were the primary driver of the $1.4 million or 11% increase in professional services revenue. Additionally, in the nine months ended October 31, 2022, our international revenue increased by $41.3 million, or 62%, as we continue to expand market penetration in regions outside the United States. For the nine months ended October 31, 2022 and 2021, approximately 42% and 40% of our revenue was generated outside of the United States, respectively.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Cost of revenue	$82,393	$53,736	$28,657	53.3%
Gross profit	$174,358	$113,865	$60,493	53.1%
Gross margin	67.9%	67.9%

The increase in cost of revenue of $28.7 million, or 53%, for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily driven by an increase of $10.2 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $9.3 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel costs and overhead costs of $8.9 million. The increased infrastructure, messaging and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $60.5 million, or 53%, in the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, and our gross margin was flat at 67.9% in the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021. Our flat gross margin was related to an increase in stock-based compensation due to an increase in employee headcount as well as an increase in the valuation of our Class A common stock. These costs increases were offset by economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue, and savings from optimized costs of our tech stack and increased personnel efficiencies related to customer support functions.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Sales and marketing	$148,892	$81,411	$67,481	82.9%
The increase in sales and marketing expense of $67.5 million, or 83%, for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily driven by an increase in personnel costs and overhead costs of $44.5 million, which included $11.7 million of stock-based compensation costs, as a result of a period-over-period increase in headcount, and an increase in software and recruiting fees of $2.3 million as we continue to expand our sales and marketing presence globally. Additionally, the increase was driven in part by an increase in net amortization of deferred contract costs of $6.2 million as a result of sales growth, an increase of $14.3 million in travel and entertainment, marketing, and promotional costs due to the loosening of COVID-19 travel and event restrictions which allowed for internal company trainings, marketing events and in-person customer meetings.

Research and Development Expense

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Research and development	$70,539	$36,130	$34,409	95.2%

The increase in research and development expense of $34.4 million, or 95%, for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily driven by an increase of personnel and overhead costs of $32.2 million, which included $15.4 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount as we continue to invest in development of our platform. In addition, software costs increased $1.2 million as we continued investing in our platform. Additionally, the increase was driven in part by costs of $0.8 million in travel and related costs due to the loosening of COVID-19 travel and event restrictions which allowed for internal company trainings and strategic meetings.

General and Administrative Expense

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
General and administrative	$66,547	$31,947	$34,600	108.3%

The increase in general and administrative expenses of $34.6 million, or 108%, for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily driven by an increase in personnel and overhead costs of $17.9 million, which included $6.1 million of stock-based compensation costs, increase in legal, regulatory, and professional services costs of $4.6 million, and an increase in office related expenses of $4.1 million as a primary result of our expansion into additional office locations. The increases were primarily due to a period-over-period increase in headcount as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. Software costs increased $2.1 million due to an increase in software subscriptions and the need for additional licenses related to existing subscriptions to support the continued optimization of our administrative support functions. In addition, costs increased $1.5 million in travel and entertainment, marketing, and promotion costs due to the loosening of COVID-19 travel and event restrictions which allowed for internal company meetings and trainings. Additionally, we donated shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment valued at $4.3 million.

Other Income (Expense)

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	($ in thousands)
Other income (expense), net	$4,340	$(483)	$4,823	n/m

Other income (expense), net primarily consists of gains and losses from foreign exchange and investment income from marketable securities. The increase in investment income was substantially related to the higher balances we maintained related to the proceeds received upon completion of our initial public offering in November 2021.

Liquidity and Capital Resources
Sources of Funds
As of October 31, 2022, our principal source of liquidity was cash, cash equivalents, and marketable securities of $473.6 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $320.5 million as of October 31, 2022, and cash flows used in operating activities for the nine months ended October 31, 2022 of $22.3 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of October 31, 2022, we had total deferred revenue of $140.7 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows Overview
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(22,320)	$(10,868)
Net cash (used in)/provided by investing activities	$(416,542)	$19,789
Net cash provided by financing activities	$7,213	$4,604
Operating Activities
For the nine months ended October 31, 2022, net cash used in operating activities was $22.3 million, primarily due to a net loss of $106.9 million adjusted for non-cash charges of $80.3 million and net changes in our operating assets and liabilities of $4.3 million. The non-cash adjustments primarily relate to stock-based compensation of $53.4 million, amortization of deferred contract costs of $17.2 million and expense associated with the donation of shares of our Class A common stock to a charitable donor-advised fund of $4.3 million. The cash inflows from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $5.9 million and increase in deferred revenue of $14.4 million as a result of billings for new bookings and renewals. The cash inflows were offset by cash outflows primarily from an increase in deferred contract costs of $21.2 million as a result of commissions on new bookings and renewals.

For the nine months ended October 31, 2021, net cash used in operating activities was $10.9 million, primarily due to a net loss of $34.8 million adjusted for non-cash charges of $33.9 million and net changes in our operating assets and liabilities of $10.0 million. The non-cash adjustments primarily related to stock-based compensation of $18.0 million, amortization of deferred contract costs of $13.2 million and depreciation and amortization expense of $2.1 million. The cash outflows from changes in our operating assets and liabilities were primarily due to deferred contract costs, prepaid expenses and other current assets, and accrued expenses and other current liabilities, of $20.9 million, $4.4 million, and $3.9 million, respectively, as a result of commissions for new bookings and renewals, timing of payments to third-party vendors for software subscriptions, and prepayments for third-party software fees. The cash outflow was offset by cash inflows primarily from deferred revenue of $23.6 million as a result of timing of subscriptions and renewals and accounts payable of $0.8 million.
Investing Activities
Net cash used in investing activities was $416.5 million for the nine months ended October 31, 2022, primarily consisting of purchases of marketable securities of $614.9 million, partially offset by maturities of marketable securities of $213.1 million.

Net cash provided by investing activities was $19.8 million for the nine months ended October 31, 2021, primarily consisting of maturities of marketable securities of $55.6 million, partially offset by purchases of marketable securities of $32.9 million, purchases of property and equipment of $1.1 million and capitalized internal-use software costs of $1.8 million.
Financing Activities
Net cash provided by financing activities was $7.2 million for the nine months ended October 31, 2022, consisting solely of proceeds from the exercise of common stock options.

Net cash provided by financing activities was $4.6 million for the nine months ended October 31, 2021, primarily consisting of the proceeds from the exercise of common stock options of $4.6 million and and an investment from our redeemable non-controlling interest in connection with our joint venture Braze KK of $2.5 million, partially offset by payments of deferred offering costs of $2.5 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(22,320)	$(10,868)
Less:
Purchases of property and equipment	(14,066)	(1,110)
Capitalized internal-use software costs	(705)	(1,842)
Non-GAAP Free cash flow	$(37,091)	$(13,820)
Net cash (used in)/provided by investing activities	$(416,542)	$19,789
Net cash provided by financing activities	$7,213	$4,604
Our free cash flow decreased for the nine months ended October 31, 2022 from the nine months ended October 31, 2021, primarily as a result of continued investment in our sales and marketing function and in our infrastructure to support the growth of our business and our operations as a public company. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $168.5 million and $62.9 million, respectively, as of October 31, 2022, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

While we anticipate being able to satisfy our commitments through a combination of our available current cash, cash equivalents, marketable securities, and cash generated from the sale of subscriptions to our platform, if our estimates prove to be inaccurate, we may seek to sell additional equity or other securities that may result in dilution to our stockholders, issue debt or seek other third-party funding, in order to satisfy our future funding requirements.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $473.6 million as of October 31, 2022, of which $428.2 million was invested in government bonds, foreign bonds, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of October 31, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

Foreign Currency Exchange Rate Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. Substantially all of our sales are denominated in U.S. dollars. Our only sales denominated in a currency other than the U.S. dollars are our sales in Japan, which are denominated in Yen. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily the United States, United Kingdom, Singapore and Japan. Our consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our consolidated statements of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2022 because of the three material weaknesses in our internal control over financial reporting, discussed below.

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

As previously identified and disclosed in our Annual Report, we have three material weaknesses in our internal control over financial reporting that remain unremediated as of October 31, 2022: (1) material weakness over the financial reporting close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls; (2) a material weakness over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers; and (3) a material weakness related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. These control deficiencies could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constituted material weaknesses.

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

Risk Factors Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price.
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
•Failure to effectively develop our sales and marketing capabilities could harm our ability to expand our customer base and achieve broader market adoption of our platform and products.
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continued volatility and disruptions may have adverse consequences on us or the third-parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, the financial services industry, particularly cryptocurrency exchanges that have been subject to significant turmoil in light of decreased consumer confidence in cryptocurrencies as investments and the high-profile collapse of certain exchanges, has encountered sustained and significant declines due to macroeconomic pressures. We cannot predict how this instability may impact certain of our financial services customers or their demand for our products. Further, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Any significant increases in inflation, continued economic volatility and related increase in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception could also result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, if our customers experience reductions in their customer engagement technology spending, even if they choose to use our platform, they may not purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $256.8 million and $167.6 million for the nine months ended October 31, 2022 and 2021, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have funded our operations since inception primarily through equity financings, including through the public markets in our initial public offering, and sales of subscriptions to our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, including as a result of inflationary pressure and a higher interest rate environment, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition and results of operations. If we incur debt, the debt holders would have rights senior to holders of our Class A and Class B common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity securities, our stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock and Class B common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $106.9 million and $34.8 million for the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, we had an accumulated deficit of $320.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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
•acquisitions or strategic investments;
•international expansion; and
•general administration, including increased insurance, legal and accounting expenses associated with being a public company and transitioning from an emerging growth company to a large accelerated filer.

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

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by economic uncertainty that is outside our control, including the uncertainty associated with (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus, and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers. Any of these risks could have a significant impact on our business or the business of our customers, either of which could result in a material adverse effect on our results and operations and cause our current estimates and projections to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

Risks Related to Our Business and Our Brand

We face intense competition, including from well-established companies that offer products that compete with ours. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Leanplum (CleverTap), MailChimp (Intuit) and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, recently, there has been significant merger and acquisition activity among our competitors, including the acquisition of MailChimp by Intuit and the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Failure to effectively develop our sales and marketing capabilities could harm our ability to expand our customer base and achieve broader market adoption of our platform and products.

Our ability to expand our customer base and achieve broader market adoption of our platform will depend on the productivity of our sales and marketing operations. We plan to continue expanding our sales team and strategic partners over the long term, both domestically and internationally; however, there is no assurance that we will be successful in attracting and retaining talented sales personnel or strategic partners or that any new sales personnel will be able to achieve productivity in a reasonable period of time or at all. We also plan to dedicate significant resources to sales and marketing programs to drive new customer acquisition, as well as engage with customers to promote upsell and cross-sell opportunities. We also engage with industry analysts, consulting firms, marketing service providers, data and technology partners, marketing agencies and other solution partners, business and trade press, and other industry experts who exert considerable influence in our market to promote our platform and our brand. Our business, financial condition and results of operations may be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. In addition, we may not achieve anticipated revenue growth from expanding our sales team if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. If the cost of marketing our platform and products increases or competition reduces the effectiveness of our marketing efforts, our business, financial condition and results of operations may be adversely affected.

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

As of October 31, 2022, we had 19 granted patents and seven patents pending related to our platform and its technology. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

While it is not possible at this time to predict the duration and extent of the impact that COVID-19 or the emergence of new variant strains of COVID-19 could have on worldwide economic activity and our business in particular, the continued

spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop our sales and marketing capabilities, and expand internationally.

Natural catastrophic events and human-made problems such as climate change, power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics (such as the COVID-19 pandemic, including the emergence of new variant strains of COVID-19), telecommunications failure, climate change-related events or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data. Such events could prevent us from providing our platform and products to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure, or information technology systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our results of operations. In addition, many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. Further, events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

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

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audits and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2022, and the review and preparation of our unaudited condensed consolidated financial statements for the nine months ended October 31, 2022, we identified three material weaknesses in our internal controls: (1) a material weakness over the financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls; (2) a material weakness over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers; and (3) a material weakness related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of October 31, 2022, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 87.9% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock’s voting power collectively beneficially owned, in the aggregate, outstanding shares representing approximately 89.2% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock’s voting power, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

We have registered all of our common stock issuable upon exercise of outstanding stock options, settlement of outstanding restricted stock units, or RSUs, or otherwise issuable pursuant to the terms of the purchase rights under our employee stock purchase plan or any equity incentives we may grant in the future, for public resale under the Securities Act. Such underlying common stock will become eligible for sale in the public market to the extent such options or purchase rights are exercised or RSUs are settled, subject to compliance with applicable securities laws.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans and purchase rights to our employees under our employee stock purchase plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, services or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. Our business results may vary significantly from such analyst estimates or any analyst consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions, including as a result of (1) the ongoing COVID-19 pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers, which could adversely affect our business, financial condition and results of operations. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to support compliance with our public company responsibilities and corporate governance practices.

We have only recently become a public company. Accordingly, we have incurred, and expect to continue to incur, significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel devote a substantial amount of time to support compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, SEC proposals on climate-related disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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
Date: December 13, 2022

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: December 13, 2022