Form 10-K
period 2023-01-31
Braze, Inc.
filed 2023-03-31
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on July 31, 2022 was approximately $2.4 billion.

At March 24, 2023, there were 61,842,578 shares of the registrant’s Class A common stock and 34,389,453 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2023.

Braze, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2023

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
•the anticipated impact of domestic and global socioeconomic events on our business, including the effects of (1) global and domestic disruptions, such as the COVID-19 pandemic, the emergence of new variant strains of COVID-19 or any future similar pandemic and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine, and (3) macroeconomic trends and instability among financial institutions that impact us and our customers;
•our ability to compete effectively with existing competitors and new market entrants; and
•the size and growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Braze,” “the Company,” “we,” “our,” and “us” refer to Braze, Inc. and its subsidiaries.

“Braze” “Braze Currents,” “Braze Alloys,” “Braze Classification,” “Braze Teams,” “Braze Cares” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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
Overview

Braze is a leading comprehensive customer engagement platform that powers customer-centric interactions between consumers and brands. Customer Engagement is an emerging category of business activity and software which we define as the full set of activities that companies use to build and maintain direct, meaningful relationships with their customers. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. As of January 2023, 1,770 customers around the world trusted Braze to power their cross-channel customer engagement strategies. In January 2023, our platform enabled interactions with 4.8 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 3.7 billion in January 2022. In fiscal year 2023 alone, we processed over 13 trillion consumer-generated data points on our platform, and through our platform, our customers sent approximately 2.2 trillion messages to their consumers.

Over the last decade, as individuals and as consumers, our bond with technology has strengthened immensely. We have welcomed more and more digital services and products into our lives and integrated them into nearly every activity we take part in. Braze was founded in 2011 in response to the stepchange in human history ushered in by the "smartphone", where we began to become significantly more connected to each other and to the products and services that brands compete to sell to us. Today, consumers interact with many brands across a myriad of digital and physical touchpoints. The data generated from digital experiences and the increased number of consumer touchpoints have provided brands with new opportunities to reach customers and personalize brand experiences, but it has also increased consumer expectations for highly relevant, personalized, and seamless cross-channel interactions. These trends have put competitive pressure on brands and led even traditional enterprises to increase their focus and investment on customer experience. Brands have evolved to create engagement opportunities with customers through the use of customer engagement software, increasing the use of first-party data and making those first-party relationships actionable in a way that helps differentiate them from their competition, while forming lasting customer relationships that can increase brand loyalty and customer value over time. This can be as simple as capturing a user’s music or show preferences and alerting that user to similar new content on a media streaming service, or as advanced as using predictive AI to accompany a customer throughout their new user journey, each of which can create a lifelong attachment to the brand.

Most cross-channel marketing automation platforms available today approach customer engagement on a channel-by-channel basis, which creates disjointed customer experiences and diminishes customer loyalty. We built Braze as a true customer engagement platform on the premise that brands must create personal and human connections with consumers through the consistent delivery of positive customer experiences in order to foster long-lasting customer relationships. Using our platform, brands ingest and process customer data in real time and then orchestrate and optimize contextually relevant, marketing campaigns across multiple channels. Our platform avoids the data and engagement silos that marketing point solutions create, so that each touchpoint across channels and platforms is aware of other engagement events and can react to that activity in real time.

In addition to avoiding siloed channels and data, our platform empowers real-time engagement between brands and their customers. The real-time nature of the interactions we enable is crucial, and is made possible by our proprietary, enterprise-grade stream processing architecture. This architecture receives, contextualizes, and responds to first-party customer data in the moment. We have designed it to listen like a human would, process new information in context, and react instantaneously, enabling marketers to run engagement campaigns and messaging that feel relevant and personal.

Braze also unleashes the power of interdisciplinary teams by serving numerous stakeholders beyond traditional marketers, including product and engineering teams, business intelligence, and data engineering teams. Our platform produces valuable data that informs decisions and actions across customer engagement strategies. Our engagement capabilities transcend marketing use cases, often being used for product or transactional use cases that facilitate or enhance the consumer’s experience with the brand or product. As a result, Braze is often a critical part of our customers’ communications infrastructure.

Our platform is also designed to serve the needs of customers across sizes, stages of growth, industries, and geographies. Our customers include many established global enterprises and leading technology innovators. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a rapid time to value. We expand our reach within existing customers when our customers add new channels, purchase additional subscription products, implement new engagement strategies, or onboard new business units and geographies. We also grow as our customers grow because our pricing is based in large part on the number of consumers that our customers reach and the volume of messages our customers send.

A key aspect of Braze's differentiation is that we offer a platform, not a point solution, that gives brands an end-to-end solution for achieving their customer engagement goals, not just a tool to send messages. We vertically integrate our data ingestion, orchestration, classification, and personalization capabilities, so coordinating between them is simple and fast. Meanwhile, we abstract away the particulars of disparate data sources and the vagaries of the many messaging channels we support, so that when marketers implement their customer engagement strategies in Braze, they can maintain a customer-centric mindset – focused on the intersection of the goals of their brand with the needs of the consumer, not the complexity of data integrations or siloed message channels. This also provides consistency across Braze's classification, orchestration, and personalization feature set, making it easier for our customers to expand across channels, and allowing our R&D investments into areas like predictive intelligence or Braze's Canvas Flow visual development environment to deliver broad impact quickly and efficiently.

Within the orchestration layer, we enable marketers to easily design, visualize, and launch customer journeys utilizing Canvas Flow, our proprietary, no-code journey orchestration tool. With Canvas Flow’s comprehensive journey testing, marketers can also test, implement, and optimize the most effective channels, cadence, frequency, messaging, or creative elements from a single tool. As the usability of Canvas Flow has improved over time, we have observed that more and more customer communication and engagement workloads have shifted to it, which we believe cements Braze in our customers’ technology ecosystems.

We support interactions across both in-product and out-of-product messaging channels. Today, our messaging channels consist of in-app messages (including in-product messaging to apps on connected TV platforms), in-browser messages, surveys, mobile and web push notifications, email, SMS and MMS messages, WhatsApp messaging, webhooks, Facebook and Google audience sync, and Content Cards – which are similar to a content-rich and personalized notification inbox. The flexibility of our platform also allows us to add new channels quickly and efficiently as they become relevant to our customers. In the past year, we have launched general availability for WhatsApp messaging, as well as early access to TikTok audience sync for certain customers on our platform.

We enable brands to easily integrate our platform with both in-house technical infrastructure and our expanding partner ecosystem of best-in-class technologies. For instance, in late fiscal year 2023 we introduced Braze Cloud Data Ingestion, which allows our customers to set up a direct connection between their data warehouses or platforms and Braze to automatically sync relevant user attributes, events, and purchases. Once synced to Braze through Cloud Data Ingestion, this data can be imported into any layer of our platform and can be leveraged for use cases such as personalization or segmentation. Customers can also use Braze Currents to stream data in real time to those systems, which increases the return on our customers’ other technology investments. We support direct integrations with cloud data service providers such as Snowflake, customer data management platforms such as Rudderstack, analytic solutions such as Amplitude, and other components of the modern marketing technology ecosystem.

Our Competitive Strengths

Cross-Channel Approach, Enabling Customer-Centric Experiences

Our cross-channel engagement approach enables customer-centric experiences. We build a more timely, contextual, and complete picture of the customer and draw real-time insights from data flow to inform strategy and drive execution. This fosters a more cohesive messaging and brand engagement experience across all channels, allowing brands to deploy the right communication and engagement messaging through channels based on a channel’s strengths and proven customer preferences.

Our architecture ensures that our capabilities can be used across all of our channels, maximizing the impact of new feature development. This is particularly valuable for the investments we have and will continue to make in artificial intelligence and machine learning features, such as predictive audience targeting, AI copywriting assistance, and automatic multivariate testing and optimization, which are designed to reduce the amount of manual time that marketers dedicate to building and executing customer engagement campaigns, thereby improving overall results without additional effort. Additionally, when we add new channels, they immediately benefit from all of the existing functionality that we have already built, which makes them fully featured and robust from the outset. This means that these new channels, such as the launch of SMS and WhatsApp messaging, can compete against existing point solutions at launch and reach scale more quickly.

Because Braze offers a true end-to-end customer engagement platform, and not a point solution, marketers benefit from the applicability of features across all channels. Combined with our intuitive user interface, this allows our customers to quickly and easily construct cross-channel consumer journeys without the need to learn different skills for each channel, making it easier for them to grow with Braze over time. This is accomplished without sacrificing the unique qualities and capabilities associated with each individual channel that we support.

Data Streaming Architecture Processes First-Party Data in Real Time

The real-time nature of the interactions we enable is made possible by our proprietary, enterprise-grade stream processing architecture. This architecture receives, contextualizes and reacts to first-party customer data in the moment. Our platform allows for high-volume, continuous streaming of user data to be processed in real time, providing a live understanding of the many interactions that consumers are having with a brand. Unlike batch processing, where data is processed only when a specific time or threshold is hit, our data streaming architecture processes each unit of data as it is created. Real-time data processing enhances messaging relevance, in contrast to batch processing, where delayed data processing often leads to irrelevant messages and frustrated consumers.

We not only process data but also create analytical data. When a consumer interacts with any messaging channel that Braze delivers, or any of the brand’s digital products or services that have been integrated with an embedded Braze software development kit (SDK), that consumer generates data that is processed and contextualized with existing user data models in real time. This allows marketers to better understand consumer behavior and associate specific content or messaging with in-product engagement, providing further context that can be leveraged for deeper engagement.

Global, High Performance at Scale

As brands continue to grow, transform, and conduct more of their business digitally, they need a customer engagement platform that scales with them. In January 2023, our platform enabled interactions with 4.8 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 3.7 billion in January 2022. Our scalability distinguishes our platform from point solutions, and we can handle the biggest of enterprise needs. with highly reliable uptime. We facilitate the rapid delivery of a high volume of messages, which enables us to power a brand’s highest-volume events, whether they are expected, like Black Friday, or unexpected events or scenarios.

The depth and breadth of our business footprint around the world offers always-on support and local market expertise, which we view as a differentiator as organizations become more global. Braze has customers in over 60 countries and an operational presence in Canada, France, Germany, Japan, Singapore, the United Kingdom, and the United States.

Rapid Time to Value Across the Organization

While for many brands the marketing organization has traditionally owned the responsibility for customer engagement, cross-functional collaboration enhances the experience for the customer and improves the return on investment for the marketing organization. For brands that take a collaborative approach, marketing teams work hand-in-hand with data, product and engineering teams to optimize customer engagement.

Our platform’s ease of use and seamless integration into existing technologies, coupled with the high value data and insights that it generates, enables brands to develop and run campaigns that meet their strategic goals quickly and efficiently. Using our intuitive user interface and drag-and-drop tools like Canvas Flow, individuals across all roles and technical skill levels can design and quickly deploy multi-message, cross-channel, A/B-tested strategies, with the process of new campaign creation accelerating over time.

Braze gives teams across a company the power to imagine, create, and evolve brilliant customer experiences. When designing campaigns, marketers use our composition tools to bring new creative ideas to life across all appropriate channels and platforms. They can also leverage the strategic and creative insights of our Customer Success and Strategic Consulting teams, or find inspiration through engaging with our Braze Bonfire customer community as they brainstorm new approaches. When it comes time for execution, marketers and product engineers use Braze to orchestrate personalized experiences and directly embed them into their products. Finally, data scientists and business intelligence teams analyze data gained from marketing and lifecycle campaigns, creating a rapid experimentation loop that compounds improvements and gains over time, and helps inspire new creative ideas. We serve as the unifying thread that enables brands to draw on the strength of multiple teams working in concert to bring creative, technical and business intelligence skills together.

Seamless, Real-Time Interoperability across the Customer Engagement Technology Stack

Our open APIs support easy-to-implement integrations with an expanding selection of in-house systems, third-party technology providers, global systems integrators, and our formal technology partners, which we refer to as Braze Alloys. These integrations and partnerships allow customers to easily expand to messaging channels Braze may not offer native support for, easily import and export data to and from a wide variety of sources, or provide specialized services that speed integration and time to value.

Our seamless integrations with technology partners not only enrich the consumer insights collected by our platform, but also increase the return on other technology investments by allowing other systems and tools to benefit from or add to the data and insights collected by our platform.

For example, a food delivery app may combine a consumer’s food preferences with weather data to either send a campaign to encourage a consumer to order-in their favorite foods when a blizzard is forecasted or skip the “order-in tonight” discount on days when the weather is sunny. A retailer might reach out to a consumer when a favorite article of clothing goes on sale after confirming with their inventory management technology that the particular article of clothing is in stock in the consumer’s size and color preference. These and other integrations provide an opportunity for our customers to further build the personalized brand relationships that consumers desire.

Customer Engagement Expertise and Highly Engaged Community

When brands partner with us, they get access to strategic and technical advice from our experts and from a community of like-minded, forward-thinking marketers and product leaders.

We provide a number of resources to help brands design effective marketing strategies and use our platform to its maximum capability, including customer success and technical support teams, documentation library, and interactive online learning paths and certification courses, such as Braze Certified Practitioners, Marketers, or Administrators. Braze Bonfire, our virtual, global customer community, includes thousands of individuals across a wide spectrum of industries, business sizes, and roles. As of January 31, 2023, over 7,000 community members use Braze Bonfire to exchange growth marketing and lifecycle marketing best practices, to give direct feedback to our product and engineering teams and to attend events, engage in professional networking, and explore career growth opportunities.

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

•Expand within our existing customer base: We believe we can achieve significant growth by expanding sales within our existing customer base. We expand the use of our platform with existing customers by, among others, adding new channels and increasing the messaging volume we sell to our customers as their businesses and needs continue to grow and as they connect directly with additional consumers, which in turn leads to a need for greater messaging capacity. We also anticipate that as more customers reach higher levels of digital sophistication, they will invest in additional data streaming and data management capabilities. We see an opportunity within our customers’ organizations to create new use cases for our platform as they broaden the use of our platform beyond the traditional marketing team, as marketers become more technically savvy, as technologists work more closely with marketing teams, and as data scientists become more influential within their organizations. Given that many of our customers are multinational conglomerates, we also see the opportunity to further penetrate our existing customer base by expanding to new brands and new geographies within those existing customer organizations.

•Expand geographically: We believe there is a significant opportunity to continue to expand usage of our platform outside the United States, both by expanding our presence in international markets where we operate today and by entering markets we have not yet penetrated. For instance, we have recently expanded our global footprint to include Canada and France. We expect to increase market penetration in regions like Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America.

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

•Continue to increase and strengthen our partnerships: We have built and plan to continue investing in direct integrations with technology partners that augment our core offering with a broad range of complementary offerings, including data augmentation and enrichment, analytics, and channel extensions. We are also expanding our relationships with the ecosystem of solution partners, marketing agencies, consultancies, and global system integrators that offer opportunities for new customer referrals.

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

•Braze Cloud Data Ingestion: Braze Cloud Data Ingestion enables brands to quickly set up a direct connection from a data warehouse to Braze in order to sync relevant user attributes, events, and purchases. This enables brands to harness the bulk of their customer data to perform deeper levels of segmentation, message triggering, and personalization without the need to maintain complex data pipelines. In 2022, we announced early access to our turnkey integration with Snowflake, and we anticipate expanding this integration to additional data warehouses in the near term.

Classification

•Segmentation: Customers can define reusable segments of consumers based upon attributes, events, user behaviors, or predictive propensity scores from our machine learning algorithms. Braze Segments are updated in real-time as data is ingested, allowing them to stay up-to-date with the latest data inputs.

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

Orchestration

•Canvas Flow: Canvas Flow is our flagship orchestration tool, allowing customers to create journeys, mapping out multi-step, cross-channel messaging experiences such as onboarding flows, nurture campaigns, win-back strategies, and more. Canvases are designed to be flexible and real-time, able to execute nearly any digital marketing campaign strategy that customers can envision. Canvas Flow is natively cross-channel and customers use it to design and execute strategies that span all of the platforms and channels that our platform supports. Using Canvas Flow, customers can create multiple variants of a journey and automatically optimize customer journeys based on the performance of the variants.

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

•Event and API Triggering: Messages, steps within a Canvas Flow, or entire Canvas flows can be triggered in a variety of ways, such as when events of a certain type are received or when API calls are initiated from our customers’ servers.

•Frequency Capping and Rate Limiting: Customers can limit the number of messages sent from the platform by capping the frequency of message type (e.g., no more than three push notifications per week or no more than one promotional email per day), or by limiting the speed at which our platform sends messages (e.g., no more than 10,000 messages per minute).

•Intelligent Selection: Our platform can automatically run a multi-armed bandit optimization to improve the outcomes of a recurring Canvas Flow or Campaign. Consumers can traverse different Canvas Flow paths or receive different Campaign variations in a manner designed to maximize the total number of conversions.

•Personalized Variant: Braze sends each user the campaign variant they’re most likely to engage with by analyzing how users with similar profiles respond to each variant in an initial A/B test.

•Reporting and Analytics: We provide a variety of analytics features to help our customers understand and improve their customer engagement strategies:

◦Campaign and Canvas Flow Analytics: Our platform provides analytics breakdowns for all Campaigns and Canvases, including tracking conversion rates. Customers can create multiple variants and results can be compared statistically against one another or a control.

◦Funnel and Retention Reports: Customers can analyze the retention uplift caused by a messaging strategy, or create and analyze funnels of actions that were taken by consumers after receiving a message.

◦Predictive Suite: The Braze Predictive Suite enables brands to use machine learning to determine what customers are likely to purchase and/or churn without any engineering resources. Predictive Churn and Predictive Purchases are customizable, on-demand predictive models brands can create in minutes to effectively leverage and act on data seamlessly within the Braze platform.

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

Personalization

•Liquid Templating: Customers can personalize messages using the Liquid Templating language to inject personalized content into their messages. Our platform allows customers to flexibly utilize a wide variety of data in this templating process, including data ingested and stored on consumer profiles, as well as contextual data, such as properties of a consumer action that triggered a message flow. Personalization options include use cases such as listing a set of consumer-specific recommendations or creating sophisticated if/else logic inside of a message to conditionally determine what content to deliver.

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

Action

•In-Product Messaging:

◦In-App and In-Browser Messages: Our platform offers a variety of interstitial messages that can be added to mobile applications and web browsers for engagement use cases – ranging from reminders, confirmation dialogs, promotions, surveys, and more. These in-experience messages can be built from templates using our drag and drop editor or built from scratch with nearly infinite customizability.

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

◦Email: Our platform provides a full suite of email engagement technology, including email template editing and management with a drag and drop editor, link tracking and heatmap analytics, email preference centers, and seed lists. We also support advanced email content types, such as Accelerated Mobile Pages, which enables marketers to embed interactive elements.

◦SMS and MMS: Our platform offers a native product for SMS and MMS messaging. In addition to sending messages via the SMS and MMS protocols, customers can manage links and analytics and respond to inbound keyword responses with an automated follow-up message.

◦Ad Network Integrations: Using Braze Audience Sync with Facebook, TikTok or Google, brands can sync user data from Braze to Facebook Custom Audiences, TikTok Custom Audiences, and Google Display Network to deliver advertisements outside the Braze platform based upon behavioral triggers, segmentation and more.

◦WhatsApp Integration: Our platform is directly integrated with the WhatsApp Cloud API, making it easy to natively compose and orchestrate two-way messages as part of any cross-channel campaign in Braze.

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

Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, recently, there has been significant merger and acquisition activity among our competitors, including the acquisition of MailChimp by Intuit and the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Sales and Marketing

We sell subscriptions to our platform primarily through a direct sales force with primary operations in Austin, Berlin, Chicago, London, New York City, Paris, San Francisco, Singapore, and Tokyo. Our team of account executives is responsible for selling to new customers as well as existing customers who may renew their subscriptions, increase the usage of our platform over time and expand the deployment of our platform across their organizations. In addition, we sell our platform through our joint venture in Japan, as well as through resellers in South Korea, Australia, and Latin America.

Our marketing activities are designed to build broad brand awareness, generate thought leadership and create demand and leads for our sales organizations within our target markets. Our marketing programs target influencers and decision makers participating in the buying cycle, including the Chief Customer Officer, Chief Digital Officer, Chief Marketing Officer, Chief Technology Officer, and other key functional marketing and technology heads. Additionally, we conduct marketing programs to engage with our customers to promote upsell and cross-sell opportunities, and we engage with industry analysts, consulting firms, marketing service providers, data and technology partners, marketing agencies and other platform partners, business and trade press and other industry experts who exert considerable influence in our market.

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

As of January 31, 2023, we owned 23 patents and had two patent applications pending for examination in the United States and no non-U.S. patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire in 2040 and 2041. Our pending U.S. patent applications may not result in issued patents. As of January 31, 2023, we owned nine registered trademarks in the United States and 19 registered trademarks in various non-U.S. jurisdictions.

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

Seasonality

We experience seasonality in our cost of revenue as a result of our customers’ increased usage of our platform based on their business demands. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for additional information.

Security, Privacy, Data Protection and Regulatory Matters

In the ordinary course of our business, we may process personal data. We are, or may become, subject to a number of data privacy and security obligations, including federal, state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data security, data protection, rights of publicity, content regulation, intellectual property, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Such obligations may include, without limitation, the Federal Trade Commission Act, or the FTCA, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, or COPPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights act of 2020, or the CCPA, the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, the EU GDPR as it forms part of United Kingdom, or the U.K., law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the U.K. GDPR, and the ePrivacy Directive. In addition, several states within the United States have privacy laws which come into effect in 2023, namely, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection and use of personal data and to respond to certain requests from California consumers related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of the “sale and/or sharing” of their personal information). The CCPA authorized the establishment of the California Privacy Protection Agency, or CPPA, to implement and enforce the CCPA. Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and rights individuals may have about the way we handle their personal data.

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

Diversity, Equity, and Inclusion

We believe our impact is greatest when our workforce represents the diverse and global community that we serve. Accordingly, we established our Social Impact Department in 2021 in support of our view that diversity, equity and inclusion, or DEI, efforts are integral to our success and a key part of our core values. Our DEI efforts include:

•Hiring Practices: We use a number of techniques focused on the achievement of a diverse workforce. For instance, we try to utilize recruitment strategies that will provide a diverse pipeline of candidates, including partnerships with affinity organizations and conferences that support underrepresented populations from which we can source talent.

•Employee Resource Groups: Employee resource groups (or ERGs) at Braze are employee-led and organizationally-supported groups of employees that are drawn together by shared characteristics (such as ethnicity, gender, sexual orientation, etc.) or shared interests. Participation is open to all. Our employee resource groups serve as a resource, point of connection and community for underrepresented employees and their allies, and are an important part of building and maintaining an equitable, diverse and inclusive workforce and community. ERGs provide employees with opportunities to develop leadership skills, learn about other cultures and build relationships across the company.

•Cultural Education, Bias Mitigation and Allyship: We provide regular programming on inclusion, cultural awareness, bias mitigation and allyship, including through partnerships with third parties. All new hires are required to participate in unconscious bias and diversity training.

We are reporting our representation in accordance with the recommendations of the Sustainability Accounting Standards Board (SASB) Disclosure TC-SI-330.3, in effect as of January 31, 2023. SASB has three classifications that include management, technical staff, and all other employees. Management is defined as anyone who manages or oversees the activities of other employees. The following table summarizes the race/ethnicity of our U.S. workforce, based upon employee self-identification:

	January 31, 2023
	Management	Technical	Non-technical
White	63.9%	46.2%	61.4%
Asian	18.5%	32.7%	15.4%
Black or African American	4.0%	1.8%	8.2%
Hispanic or Latina/o	2.4%	4.0%	4.9%
Other(1)	5.2%	5.8%	7.7%
N/A(2)	6.0%	9.5%	2.4%
(1) “Other” includes Native American or Alaska Native, Native Hawaiian, or Pacific Islander, and “Two or More Races”.
(2) “N/A” includes people who identified as “Other,” in addition to not available or not disclosed.

The following table summarizes the gender of our global workforce, based upon employee self-identification:

	January 31, 2023
	Management	Technical	Non-technical
Male	55.9%	70.7%	47.0%
Female	42.0%	24.9%	50.5%
N/A(1)	2.1%	4.4%	2.5%
(1) “N/A” includes people who have identified as genderfluid and nonbinary, in addition to not available or not disclosed.

Social, Environmental, and Community Initiatives

Our core values not only express how we drive our business, but they also reflect how we seek to support the communities of which we are a part. To support this, we have established a Social Impact Department with the goal of using our technology, ecosystem, and people to advance equitable growth, accelerate science-based climate solutions and create opportunities for underserved groups within our communities. Our Social Impact Department oversees our corporate social responsibility and DEI initiatives under the pillars of equity, community, education, and environment.

We desire to improve our communities through a number of social initiatives, core among them our participation in the joint-initiative Tech for Black Founders. As part of Tech for Black Founders, our mission is to level the playing field for Black-founded businesses by providing free access to valuable technology to accelerate their growth, with the goal of increasing their chances at securing funding and building successful businesses. All companies led by one or more Black founders that have bootstrapped or raised less than $30.0 million in venture capital financing and with fewer than 100 employees are eligible for inclusion in this program. Companies that satisfy these criteria are eligible to use certain aspects of our platform and certain products for free for a year. As of January 31, 2023, we have provided 18 companies with free access to our platform through this initiative.

In November 2022, we published our first ESG report, which included the results of our first materiality assessment and our first Greenhouse gas emissions footprint for the fiscal year ended January 31, 2022. We also disclosed data that aligns with the SASB for the “Software & IT Services” category. The information contained within our ESG report is not incorporated by reference into this filing.

We have established the Braze Cares initiative which focuses on our charitable giving and fostering opportunities for our employees to volunteer in their communities. During the fiscal year ended January 31, 2023, through our Braze Cares program, we and our employees have made donations of approximately $0.2 million to over 328 organizations. Our employees have also volunteered with numerous organizations worldwide as part of this program.

We have also joined the Pledge 1% movement and have reserved up to 964,647 shares of our Class A common stock, which we may donate to a donor advised fund, or DAF, over the next ten years, to fund our social impact and environmental, social, and governance initiatives. In the fiscal year ended January 31, 2023, we transferred our first tranche of stock to our DAF, totaling 96,465 shares. We may also donate our time and technology, in addition to our equity and financial resources, to support our social responsibility and community initiatives.

Human Capital

As a technology company, our employees are our most valuable resource. We are led by a diverse, global, and talented team of software developers and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling them.

As of January 31, 2023, we had a total of 1,501 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We offer employees a variety of professional development opportunities and encourage a performance-driven environment. We have focused on creating a robust culture to encourage retention and engagement. See “— Our Culture” above for additional information about our human capital management practices.

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
•We have identified one material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the measures taken in response to the COVID-19 pandemic have been linked to inflation, the threat of an economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continued volatility and disruptions may have adverse consequences on us or the third-parties on whom we rely. If the financial, equity or credit markets deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, the financial services industry, particularly cryptocurrency exchanges that have been subject to significant turmoil in light of decreased consumer confidence in cryptocurrencies as investments and the high-profile collapse of certain exchanges, has encountered sustained and significant declines due to macroeconomic pressures. We cannot predict how this instability may impact certain of our financial services customers or their demand for our products. We were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $355.4 million and $238.0 million for the fiscal years ended January 31, 2023 and 2022, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of (1) global and domestic disruptions, such as the COVID-19 pandemic, the emergence of new variant strains of COVID-19 or any future similar pandemic and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as instability among financial institutions, international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $140.7 million and $78.2 million for the fiscal years ended January 31, 2023 and 2022, respectively. As of January 31, 2023, we had an accumulated deficit of $353.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by economic uncertainty that is outside our control, including the uncertainty associated with (1) global and domestic disruptions, such as the COVID-19 pandemic, the emergence of new variant strains of COVID-19 or any future similar pandemic and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus, and (3) other macroeconomic trends, such as instability among financial institutions, international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers. Any of these risks could have a significant impact on our business or the business of our customers, either of which could result in a material adverse effect on our results and operations and cause our current estimates and projections to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.

We track certain operational metrics, including the number of customers, monthly active users, platform enabled interactions, consumer generated data points, customer messages, annual recurring revenue and dollar-based net retention rate and Non-GAAP free cash flow. Our operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.

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

To increase our revenue, we must continue to attract new customers and retain, and sell more products to, existing customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing products in which many enterprises have invested substantial personnel and financial resources and, therefore, may be reluctant or unwilling to abandon. In addition, as our market matures, our products evolve and competitors introduce lower cost or differentiated products that are perceived to compete with our platform, products and services, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by other companies that operate in adjacent markets and compete with our products. In addition, the value of our products and services to our customers depends, in part, on our customers’ ability to use them as part of an overall effective marketing strategy. To the extent our customers’ marketing strategies are not effective, they may reduce the use of our products and services or fail to renew their existing contracts. Further, to the extent there is a sustained general economic downturn and our customers and potential customers experience delays or reductions in general customer engagement technology spending, potential customers may be unwilling to take on the additional cost associated with adopting our platform as an alternative to their existing products or service providers, and if they choose to adopt our platform, they may not purchase additional products and services in the future due to budget limitations. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, or changing regulations, or to changing customer or consumer needs, requirements or preferences, our platform may become less competitive.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. For instance, the SEC has previously indicated that it may increase regulatory focus on the use of customer engagement tools in the financial services industry, and we cannot predict if other regulators will take similar actions in other markets in the future. Any regulatory restrictions on the use of customer engagement tools from the SEC or other domestic or foreign regulators could have the effect of reducing demand for our platform in this and other markets. Further, recent major advances in, and the public availability of, generative artificial intelligence is likely to be a major disruptor in consumer engagement and marketing strategies. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected.

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

As usage of our platform grows and as customers use it for more complex projects, we may need to devote additional resources to improving our platform architecture, updating our platform’s products and functionality, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business as well as grow our partner services network to serve our growing customer base, particularly as our customer base expands over time. Our ability to scale our business is dependent on our ability to maintain and grow our revenue through new and renewed customer subscriptions to our platform, from which we derive substantially all of our revenue. We cannot assure you that we will be able to renew subscriptions with any of our customers at the same or higher contract value, particularly if our customers experience reductions or delays in general customer engagement technology spending in connection with a sustained general economic downturn. In addition, some customers have multiple order forms with different divisions of their entities, which could increase the complexity of negotiating renewals.

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

The success of our business depends on our customers’ satisfaction with our platform, the support that we provide for our platform and the services that we provide to help integrate and utilize our platform. Onboarding services may be performed by our own staff, by a third party or by a combination of the two. We have partnered with third-parties to increase the breadth, capability and depth of capacity for delivery of these onboarding services to our customers, and third-parties provide a significant portion of such support. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, we could incur additional costs to address the deficiency, which would diminish the profitability of the customer relationship. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products to existing and new customers will suffer and our reputation with existing or potential customers will be harmed, even if the dissatisfaction is with services provided by a third party partner. Further, customer dissatisfaction with our services could impair our ability to expand the subscriptions within our customer base or adversely affect our customers’ renewal of existing subscriptions. In addition, negative publicity related to our customer relationships, regardless of accuracy, may further damage our business by affecting our ability to compete for new business with actual and prospective customers.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. In addition, as a result of our hybrid work model, called “The Way Braze Works,” we have a large, remote workforce, which adds to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. We implemented our hybrid work model in September 2022, and it may also impact our ability to identify, hire and train new personnel. We also completed our initial public offering in November 2021, and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. Also, it is not uncommon for companies to see significant turnover in their workforce following an initial public offering, a trend which may only be further amplified by the competitive market for highly-skilled employees. If we fail to attract new personnel, experience significant turnover or the loss of key personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects. Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We currently have customers in North America, Europe, the Middle East, the Asia-Pacific region and Latin America. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States as a result of the emergence of new variant strains of COVID-19 or any other highly infectious disease, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

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

We have a limited history of operating with a substantial remote workforce and the long-term impact of this workplace arrangement on our financial results and business operations is uncertain.

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

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS/MMS, mobile and web notifications (among other channels). We are dependent on third-party services for delivery of emails and SMS/MMS, and we are dependent on Apple services and Google services for delivery of mobile and web notifications. For example, unrelated third-parties are utilized throughout our industry to deliver email and SMS/MMS messages to consumers. If these third-party services change their policies regarding the delivery of certain email or SMS/MMS messages, some of our customers may no longer be able to use these channels through our platform. Further, if any of these third-party providers were to suffer extended service outages, then our customers may not be able to deliver email and SMS/MMS messages using our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. Similarly, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations. We will also face similar risks as we add new channels to our platform that are supported by third-parties if such third-parties were to face similar challenges or disruptions with regard to their respective channels.

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

Similarly, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). The CCPA authorized the establishment of the regulator, the CPPA, which increases the risk of an enforcement action. Other states have enacted data privacy laws. Virginia, Colorado, Connecticut and Utah have all passed data privacy laws that become effective in 2023. If we become subject to further new data privacy laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the U.K. GDPR impose strict requirements for processing the personal data of individuals located, respectively within the EEA and the U.K. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Furthermore, individuals may initiate litigation related to our processing of their personal data. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation also apply to our operations.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, following the Schrems II decision of the European Court of Justice in July 2020, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EU, such as the United States, which the European Commission does not believe provides an adequate level of data privacy and security protections. The European Commission released a set of updated “Standard Contractual Clauses,” in 2021, the 2021 SCCs, that are designed to be a valid mechanism by which entities can transfer personal data out of the EU to non-adequate countries. While these 2021 SCCs are currently viewed as a valid mechanism to transfer personal data outside of the EU, the authorities have also stated that the party transferring data (the “data exporter”) from the EU to a jurisdiction without an adequate data protection regulatory environment, must be satisfied that the party receiving the personal data (the “data importer”) has in place sufficient “supplementary measures” to protect the personal data, including from access from sovereign states, in addition to the 2021 SCCs. Various legal challenges throughout Europe have questioned what are acceptable “supplementary measures” that would allow data importers and data exporters to validly rely on the 2021 SCCs and sufficiently protect the data from public access. This emerging case law sets a very high standard for acceptable supplementary measures. It is therefore possible that the supplementary measures we have implemented will not be deemed to be adequate. The validity of relying on the 2021 SCCs as a transfer mechanism is expected to be the subject of further litigation in the EU. The EU and US are in discussions to facilitate the flows of personal data across these borders, which has resulted in the EU-U.S. Data Privacy Framework. At this time, the European Commission has launched the process to adopt an adequacy decision for the EU-U.S. but there are several rounds of approval that must be passed for the adequacy decision to come into effect. Other jurisdictions around the world are also developing their own unique set of restrictions and mechanisms to allow cross border data flows. For instance, in March 2022, the U.K. adopted both its own “International Data Transfer Agreement” and a “UK Addendum” to the 2021 SCCs as the valid transfer mechanism for sending U.K. personal data to those countries that the U.K. does not recognize as providing an adequate level of protection, such as the United States.

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

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third-parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third-parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cyberthreats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties breaching or otherwise obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur the future, including in connection with the ongoing conflict between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third-parties upon whom we rely) to provide our platform.

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

If we, our customers or our third-party service providers suffer, or are perceived to have suffered, a security breach or other security incident, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we, our customers or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include, but are not limited to, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data to us and our customers), financial loss and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers for using our platform and negatively impact our ability to grow and operate our business.

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

As of January 31, 2023, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $281.6 million and $182.4 million, respectively, some of which may be available to offset taxable income in the future, and which expire in various years beginning in 2035 for federal purposes and 2026 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $242.2 million of our NOLs may be carried forward indefinitely for federal tax purposes and various states have enacted tax policies or rules that conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize NOLs incurred in tax years beginning on or before December 31, 2017, before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the IRC or the Code, a corporation that undergoes an “ownership change” (which generally is defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past and we may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition and results of operations.

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

As of January 31, 2023, we had 23 granted patents related to our platform and its technology and two patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

While it is not possible at this time to predict the duration and extent of the impact that COVID-19, the emergence of new variant strains of COVID-19 or any other highly infectious disease could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, and the measures taken by governments, businesses and other organizations in response to COVID-19 or any other highly infectious disease could adversely impact our business, financial condition and results of operations. Moreover, to the extent the COVID-19 pandemic or any other future health pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop our sales and marketing capabilities, and expand internationally.

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

Risks Related to Public Company Reporting

We have an unremediated material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2023, we determined that our material weakness related to the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, was unremediated as of January 31, 2023.

While we are working to remediate the material weakness through the development and implementation of processes and controls over the revenue process, they have not been in operation for a sufficient period of time to demonstrate that the material weakness has been remediated. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that our internal control deficiencies or others could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of January 31, 2023, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 84.8% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 87.0% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Additionally, the recent and acute volatility among certain financial institutions have raised questions regarding the stability of the banking sector and, while such volatility has not adversely affected our operations, it has had an adverse impact on the equity and credit markets. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. Our business results may vary significantly from such analyst estimates or any analyst consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions, including as a result of (1) global and domestic disruptions, such as the COVID-19 pandemic or the emergence of new variant strains of COVID-19 and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as instability of financial institutions, international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers, which could adversely affect our business, financial condition and results of operations. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to support compliance with our public company responsibilities and corporate governance practices.

We have only recently become a public company. Accordingly, we have incurred, and expect to continue to incur, significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company. Additionally, we expect our finance, legal, accounting and other expenses related to being a public company to increase as we are no longer an “emerging growth company,” and we can no longer take advantage of the scaled reporting obligations available to emerging growth companies. Our management and other personnel will also be required to devote a substantial amount of time to support compliance with these additional requirements. We cannot predict or estimate the amount of additional costs we will incur as a result of no longer qualifying as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel devote a substantial amount of time to support compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, SEC proposals on climate-related disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our headquarters is located in New York City, where we lease approximately 84,000 square feet pursuant to two leases that expire in April 2024. We have also leased approximately 92,300 square feet of general office space in in New York City to act as our headquarters once these leases expire. This new lease commences in October 2023 and will terminate in January 2034. We also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, and Tokyo. These offices are leased, and we do not own any real property. We believe that our current facilities are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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

Holders of Record

As of March 24, 2023, there were 20 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered with our transfer agent on this date and does not include holders of Class A common stock in “street name” by brokers or other entities on behalf of stockholders or any other individual participants in security position listings.

As of March 24, 2023, there were approximately 32 stockholders of record of our Class B common stock.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. See “Special Note Regarding Forward Looking Statements” in this Annual Report on Form 10-K.

Overview
Braze is a leading comprehensive customer engagement platform that powers customer-centric interactions between consumers and brands. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. Using our platform, brands ingest and process customer data in real time, orchestrate and optimize contextually relevant, marketing campaigns across multiple channels. Our platform is designed so that interactions between brands and consumers have the same relevance and cross-channel continuity as human interactions.

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

We have grown significantly in recent periods. We generated revenue of $355.4 million, $238.0 million, and $150.2 million in the fiscal years ended January 31, 2023, 2022, and 2021, respectively, representing year-over-year growth of 49% from the fiscal years ended January 31, 2022 to January 31, 2023 and 58% from the fiscal year ended January 31, 2021 to January 31, 2022. We had net losses of $140.7 million, $78.2 million and $32.0 million, in the fiscal years ended January 31, 2023, 2022, and 2021, respectively. We had net cash used in operating activities of $22.3 million, $35.4 million, and $6.1 million in the fiscal years ended January 31, 2023, 2022, and 2021, respectively. Our Non-GAAP free cash flow was $(39.0) million, $(39.8) million and $(10.4) million in the fiscal years ended January 31, 2023, 2022, and 2021, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash used in operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology. As of January 31, 2023, we had 1,770 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of January 31, 2023, we had approximately 4.8 billion monthly active users, up from approximately 3.7 billion monthly active users as of January 31, 2022. Currently, our in-product messaging channels consist of Content Cards, which embed personalized content into a brand’s website or application, and in-app and in-browser messages.

Our out-of-product channels include, but are not limited to, mobile push notifications, web push notifications, email, SMS and MMS messages, webhooks, Facebook and Google advertisements and multiple over-the-top media services and connected TV channels. We have also added early access to both WhatsApp and TikTok advertisements to certain customers on our platform.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended January 31, 2023, 2022, and 2021, was 124%, 128%, and 123% respectively, for all our customers, and 126%, 136%, and 133%, respectively, for our customers with ARR of $500,000 or more. In addition, 156, 107, and 71 of our customers had ARR of $500,000 or more as of January 31, 2023, 2022, and 2021, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the fiscal years ended January 31, 2023, 2022, and 2021, approximately 42%, 40%, and 40%, of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We are focused on investing in research and development to continue to enhance our platform. For example, we continue to enable brands to better analyze and act on customer data, to develop our artificial intelligence capabilities, and to expand on channel offerings. We believe our market-driven product development approach maximizes the return on new feature development and channel expansion. Our customers consistently volunteer to participate in the testing of new products, which indicates their appetite for new and innovative functionality. We believe our continued innovation will provide new avenues for growth through which we will continue to deliver differentiated outcomes for our customers. We intend to continue to invest in building additional products that expand our capabilities and facilitate the extension of our platform to new channels and use cases.

Impact of Global Events and Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, global, macroeconomic events such as (1) the COVID-19 pandemic or any other similar health pandemic, including the emergence of new variant strains of COVID-19, and any uncertainties related to the recovery therefrom, (2) international conflicts that may impact international trade and global economic performance, such as the ongoing conflict between Russia and Ukraine and the related economic sanctions imposed by the United States and its trading partners against Russia and Belarus and (3) other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence, that impact us and our customers, have led to economic uncertainty. Additionally, the rapid collapse of Silicon Valley Bank and Signature Bank has raised questions regarding the stability of other U.S. banks. While, to date, we have not been materially impacted by such events, if our primary banking partners, or the banking partners of our customers, were to experience a similar crisis, it may cause a material impact on our liquidity or the liquidity of our customers. Further, we cannot predict what effect, if any, the collapse of Silicon Valley Bank and Signature Bank and the current stress on other financial institutions will have on our customers who relied on these institutions as their primary financial institution. If these customers face liquidity challenges as a result of these recent collapses, it may cause such customers to delay, or fail to, make payments to us or otherwise reduce their demand for our products. Historically, during periods of economic uncertainty and downturns, businesses slow spending on information technology, which may impact our business. Additionally, these macroeconomic conditions have also negatively impacted the businesses of some of our customers and potential customers, which in turn may cause them to decrease spending on customer engagement tools, such as our platform. In recent quarters, we have seen slower growth from new customers, which may be related to the uncertain macroeconomic environment. We cannot predict if these trends will continue, and, accordingly, we are not able to estimate the ongoing effects on our results of operations, financial condition or liquidity as a result of these macroeconomic factors. For additional details, see the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and other administrative functions, as well as non-personnel costs such as legal, accounting and other professional service fees, software costs, certain tax, license and insurance-related expenses and allocated overhead costs. Additionally, from time to time general and administrative expenses may include expenses associated with our donation of shares of our Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment.

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

Provision for Income Taxes

Provision for income taxes consists of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance in jurisdictions where we had net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Fiscal Year Ended January 31,
	2023	2022	2021
	(in thousands)
Revenue	$355,426	$238,035	$150,191
Cost of revenue (1)	115,818	78,511	54,511
Gross profit	239,608	159,524	95,680
Operating expenses:
Sales and marketing (1)	201,684	127,137	70,661
Research and development (1)	97,293	59,034	29,212
General and administrative (1)	88,771	51,564	27,959
Total operating expenses	387,748	237,735	127,832
Loss from operations	(148,140)	(78,211)	(32,152)
Other income (expense), net	7,977	(121)	720
Loss before provision for income taxes	(140,163)	(78,332)	(31,432)
Provision for (benefit from) income taxes	583	(165)	537
Net loss	$(140,746)	$(78,167)	$(31,969)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$3,616	$2,185	$650
Sales and marketing	23,871	16,281	2,892
Research and development	28,897	15,613	2,102
General and administrative	15,833	13,101	1,896
Total	$72,217	$47,180	$7,540
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended January 31,
	2023	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	33%	33%	36%
Gross profit	67%	67%	64%
Operating expenses:
Sales and marketing	57%	53%	47%
Research and development	27%	25%	19%
General and administrative	25%	22%	19%
Total operating expenses	109%	100%	85%
Loss from operations	(42)%	(33)%	(21)%
Other income (expense), net	2%	—%	1%
Loss before provision for income taxes	(40)%	(33)%	(20)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss	(40)%	(33)%	(20)%

Comparison of the Fiscal Years Ended January 31, 2023 and January 31, 2022
Revenue

	Fiscal Year Ended January 31,
	2023	2022	Change	% Change
	($ in thousands)
Revenue	$355,426	$238,035	$117,391	49.3%
The increase in revenue of $117.4 million, or 49.3%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily driven by an $116.7 million or 53% increase in subscription revenue. Approximately 72.5% of the increase in subscription revenue was attributable to the growth from existing customers due to customer expansion of committed contractual entitlements and features, and the remaining 27.5% was attributable to new customers. Total customers grew to 1,770 as of January 31, 2023 from 1,375 as of January 31, 2022. Professional services revenue increased $0.7 million, or 4%. The slower acceleration rate in professional services revenue was expected as new customers increasingly engaged with third-party partner-led onboarding services. The overall professional services revenue growth was driven by an increase in premium deliverability service fees, such as email deliverability support and dedicated technical support staff. Additionally, in the fiscal year ended January 31, 2023, our international revenue increased by $55.1 million as we continue to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended January 31,
	2023	2022	Change	% Change
	($ in thousands)
Cost of revenue	$115,818	$78,511	$37,307	47.5%
Gross profit	$239,608	$159,524	$80,084	50.2%
Gross margin	67.4%	67.0%
The increase in cost of revenue of $37.3 million, or 47.5%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily driven by an increase of $15.4 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and an $11.2 million increase in third-party messaging fees associated with growth in our email and SMS channels. In addition, we had an increase in personnel and overhead costs of $10.3 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $80.1 million, or 50.2%, in the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, and our gross margin increased by 0.4% to 67.4% in the fiscal year ended January 31, 2023 from 67.0% in the fiscal year ended January 31, 2022. These increases were due primarily to economies of scale as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue, the increases were partially offset by a one-time vendor charge. In addition, we have undertaken initiatives to optimize the costs of our tech stack and drive personnel efficiencies related to customer support functions.
Operating Expenses

Sales and Marketing Expense

	Fiscal Year Ended January 31,
	2023	2022	Change	% Change
	($ in thousands)
Sales and marketing	$201,684	$127,137	$74,547	58.6%
The increase in sales and marketing expense of $74.5 million, or 58.6%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily driven by an increase in personnel and overhead costs of $47.2 million, which included $7.6 million of stock-based compensation costs, as a result of a year-over-year increase in headcount, coupled with an overall increase in grant date fair value of the equity awards. Software costs to support our sales function and recruiting fees increased $2.6 million as we continue to expand our sales and marketing presences globally. Additionally, the increase was driven in part by an increase in amortization of deferred contract costs of $8.4 million as a result of sales growth and an increase of $15.6 million in promotional, marketing, and travel and entertainment costs were primarily due to the loosening of COVID-19 travel and event restrictions which allowed for in-person, internal company trainings, in-person marketing events and in-person customer meetings.
Research and Development Expense

	Fiscal Year Ended January 31,
	2023	2022	Change	% Change
	($ in thousands)
Research and development	$97,293	$59,034	$38,259	64.8%
The increase in research and development expense of $38.3 million, or 64.8%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily driven by an increase of personnel and overhead costs of $35.8 million, which included $13.3 million of stock-based compensation costs, to support our continued investment in the features and functionality of our platform, coupled with an overall increase in grant date fair value of the equity awards. The increase in personnel costs was primarily due to a year-over-year increase in headcount. In addition, software costs increased $1.5 million as we continue investing in our platform.

General and Administrative Expense

	Fiscal Year Ended January 31,
	2023	2022	Change	% Change
	($ in thousands)
General and administrative	$88,771	$51,564	$37,207	72.2%
The increase in general and administrative expenses of $37.2 million, or 72.2%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily driven by an increase in personnel and overhead costs of $21.8 million, which included $2.7 million of stock-based compensation costs, and an increase in legal, regulatory, and professional services costs of $5.9 million. The increases were primarily due to a period-over-period increase in headcount, coupled with an overall increase in grant date fair value of the equity awards, as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. Software costs increased $2.6 million due to an increase in software subscriptions and the need for additional licenses related to existing subscriptions to support the continued optimization of our administrative support functions. In addition, costs increased $1.2 million in travel and entertainment, marketing, and promotion costs due to the loosening of COVID-19 travel and event restrictions which allowed for in-person, internal company meetings and trainings.

Additionally, we donated shares of our Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment valued at $4.3 million.

Other Income (Expense)

	Fiscal Year Ended January 31,
	2023	2022	Change	% Change
	($ in thousands)
Other income (expense), net	$7,977	$(121)	$8,098	n/m
n/m - not meaningful
The increase in other income, net was primarily driven by investment income in marketable securities. The increase in investment income was substantially related to the higher cash and investments balances maintained related to the proceeds received upon completion of our initial public offering in November 2021.
Liquidity and Capital Resources
Sources of Funds
As of January 31, 2023, our principal source of liquidity was cash, cash equivalents and marketable securities of $482.7 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government securities that are stated at fair value. Our marketable securities positions consists mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $353.9 million as of January 31, 2023, and cash flows used in operating activities for the fiscal year ended January 31, 2023 of $22.3 million.

A substantial source of our cash used in operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of January 31, 2023, we had total deferred revenue of $166.1 million of which substantially all was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(22,308)	$(35,398)	$(6,080)
Net cash (used in)/provided by investing activities	$(398,519)	$18,040	$22,472
Net cash provided by financing activities	$11,332	$467,910	$4,866

Operating Activities
For the fiscal year ended January 31, 2023, net cash used in operating activities was $22.3 million, primarily due to a net loss of $140.7 million adjusted for non-cash charges of $109.0 million and net changes in our operating assets and liabilities of $9.4 million. The non-cash adjustments primarily relate to stock-based compensation of $72.2 million, amortization of deferred contract costs of $23.6 million, depreciation and amortization expense of $4.6 million, and expense associated with the donation of our Class A common stock to a charitable donor-advised fund of $4.3 million. The cash inflows from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $39.9 million as a result of increased billings driven by timing of subscriptions and renewals. The cash inflows were offset by cash outflows primarily from an increase in deferred contract costs of $30.5 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash used in investing activities was $398.5 million for the fiscal year ended January 31, 2023, primarily consisting of purchases of marketable securities of $638.2 million, partially offset by maturities of marketable securities of $256.4 million.

Net cash provided by investing activities was $18.0 million for the fiscal year ended January 31, 2022, primarily consisting of maturities of marketable securities of $59.3 million, partially offset by purchases of marketable securities of $36.9 million, purchases of property and equipment of $2.3 million and capitalized internal-use software costs of $2.1 million.
Financing Activities
Net cash provided by financing activities was $11.3 million for the fiscal year ended January 31, 2023, consisting solely of proceeds from the exercise of common stock options.

Net cash provided by financing activities was $467.9 million for the fiscal year ended January 31, 2022, primarily consisting of the proceeds from the issuance of Class A common stock upon our initial public offering, net of underwriting discounts and offering costs, of $457.1 million, proceeds from the exercise of common stock options of $8.4 million and an investment from our redeemable non-controlling interest in connection with our joint venture Braze KK of $2.5 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(22,308)	$(35,398)	$(6,080)
Less:
Purchases of property and equipment	(15,447)	(2,310)	(2,466)
Capitalized internal-use software costs	(1,258)	(2,065)	(1,886)
Non-GAAP Free cash flow	$(39,013)	$(39,773)	$(10,432)
Net cash (used in)/provided by investing activities	$(398,519)	$18,040	$22,472
Net cash provided by financing activities	$11,332	$467,910	$4,866

Our free cash flow increased slightly for the fiscal year ended January 31, 2023 from the fiscal year ended January 31, 2022, primarily as a result of continued investment in our sales and marketing function and in our infrastructure to support the growth of our business and our operations as a public company. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $248.6 million and $62.1 million, respectively, as of January 31, 2023, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

While we anticipate being able to satisfy our commitments through a combination of our available current cash, cash equivalents and marketable securities, and cash generated from the sale of subscriptions to our platform, if our estimates prove to be inaccurate we may seek to sell additional equity or other securities that may result in dilution to our stockholders, issue debt or seek other third-party funding, in order to satisfy our future funding requirements.

Comparison of the Fiscal Years Ended January 31, 2022 and January 31, 2021
For a discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

Seasonality
We have experienced seasonality in our cost of revenue as a result of our customers’ increased usage of our platform based on their business demands. We typically experience the highest sequential increase in overall messaging volume and compute and storage requirements during the fourth quarter due to the increased activity related to the holiday season and general customer engagement efforts around the end of the calendar year.

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

Stock-Based Compensation
We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and use the straight-line method to recognize stock-based compensation. We use the Black-Scholes-Merton, or Black-Scholes, option pricing model to determine the fair value of stock based awards.

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

We calculate the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility

We estimate volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term since we do not have sufficient trading history of our common stock.

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

Fair Value of Common Stock

Prior to our initial public offering, the fair value of the common stock underlying the stock option awards was determined by our board of directors. Given the absence of a public trading market, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to, (i) contemporaneous third party valuations of our common stock; (ii) the rights, preferences, and privileges of our convertible preferred stock relative to our common stock; (iii) the lack of marketability of our common stock; (iv) stage and development of our business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions. To evaluate the fair value of the underlying shares for grants between two independent valuations and after the last independent valuation, a linear interpolation framework was used.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2023, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Recently Adopted Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
JOBS Act Accounting Election

Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We previously elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt some of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we have not historically been subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our consolidated financial statements to those of other public companies more difficult.

Based on the market value of our common equity held by non-affiliates as of July 29, 2022 (the last business day of our most recently completed second fiscal quarter), we ceased to qualify as an emerging growth company as of the end of the fiscal year ended January 31, 2023. As a result, we will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.

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

Interest Rate Risk and Market Risk
We had cash, cash equivalents, and marketable securities of $482.7 million as of January 31, 2023, of which $410.1 million was invested in government bonds, foreign bonds, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of January 31, 2023, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

Foreign Currency Exchange Rate Risk
Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. Substantially all of our sales are denominated in U.S. dollars. Our only sales denominated in a currency other than the U.S. dollars are our sales in Japan, which are denominated in Yen. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily the United States, United Kingdom, Singapore, and Japan. Our consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our consolidated statements of operations.

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

Item 8.    Financial Statements and Supplementary Data
BRAZE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	61
Consolidated Balance Sheets at January 31, 2023 and 2022	64
Consolidated Statements of Operations for the years ended January 31, 2023, 2022, and 2021	65
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2023, 2022, and 2021	66
Consolidated Statements of Convertible Preferred Stock, Redeemable Non-Controlling Interest and Stockholders’ Equity (Deficit) for the years ended January 31, 2023, 2022, and 2021	67
Consolidated Statements of Cash Flows for the years ended January 31, 2023, 2022, and 2021	69
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Braze, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Braze, Inc. (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, redeemable non-controlling interest and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2023 expressed an adverse opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2023 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases and associated amendments (Topic 842) using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Timing and measurement of Revenue Recognition
Description of the Matter	As of January 31, 2023, the Company recorded revenue and unearned revenue of $355.4 million and $166.1 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from subscriptions to their platform, including associated support, and professional services. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

Auditing the timing and measurement of the Company's revenue recognition was especially challenging due to the assessment of any potential unique terms and contract modifications. This involved assessing the contractual terms and conditions of both new and modified contracts to determine the contract period and identifying all performance obligations. In addition, as described in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting associated with the revenue process including the ITGC’s of the related systems, which required significant changes to the extent of effort in the performance of our procedures.

How We Addressed the Matter in Our Audit	We performed audit procedures that included, among others, reading a sample of revenue contracts, including modifications, to evaluate the contractual terms and conditions. Our procedures included assessing the performance obligations and the related allocation of transaction price. In addition, for the selected new contracts and modifications we tested the timing of revenue recognized and unearned revenue recorded as of year-end. In response to the material weakness, we performed incremental audit procedures, for instance we increased the extent of testing on reports derived from the Company's systems and applications. We tested the revenue recognized and unearned revenue as of year-end through analytical procedures, including revenue recognized on a disaggregated basis. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Braze, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Braze Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Braze Inc. (the Company) has not maintained effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the Company’s revenue recognition processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, redeemable non-controlling interest and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 30, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, NY

March 30, 2023

BRAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,587	$478,937
Accounts receivable, net of allowance of $1,613 and $743 at January 31, 2023 and January 31, 2022, respectively	78,338	64,504
Marketable securities	410,083	35,156
Prepaid expenses and other current assets	26,163	29,588
Total current assets	583,171	608,185
Restricted cash, noncurrent	4,036	4,036
Property and equipment, net	20,339	7,393
Operating lease right-of-use assets	46,261	—
Deferred contract costs	48,451	41,689
Other assets	3,148	4,959
TOTAL ASSETS	$705,406	$666,262
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,101	$2,083
Accrued expenses and other current liabilities	37,415	31,623
Deferred revenue	166,092	126,260
Operating lease liabilities, current	10,695	—
Total current liabilities	217,303	159,966
Operating lease liabilities, noncurrent	40,590	—
Other long-term liabilities	755	1,478
TOTAL LIABILITIES	258,648	161,444
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	1,455	3,235
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of January 31, 2023 and January 31, 2022, respectively; 61,585,973 and 18,549,183 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	6	1
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of January 31, 2023 and January 31, 2022, respectively; 34,389,453 and 74,418,847 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	4	8
Additional paid-in capital	806,044	717,175
Accumulated other comprehensive loss	(6,824)	(640)
Accumulated deficit	(353,927)	(214,961)
TOTAL STOCKHOLDERS’ EQUITY	445,303	501,583
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$705,406	$666,262
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue	$355,426	$238,035	$150,191
Cost of revenue	115,818	78,511	54,511
Gross Profit	239,608	159,524	95,680

Operating expenses:
Sales and marketing	201,684	127,137	70,661
Research and development	97,293	59,034	29,212
General and administrative	88,771	51,564	27,959
Total operating expenses	387,748	237,735	127,832
Loss from operations	(148,140)	(78,211)	(32,152)
Other income (expense), net	7,977	(121)	720
Loss before provision for income taxes	(140,163)	(78,332)	(31,432)
Provision for (benefit from) income taxes	583	(165)	537
Net loss	(140,746)	(78,167)	(31,969)
Net loss attributable to redeemable non-controlling interest	(1,780)	(1,448)	(217)
Net loss attributable to Braze, Inc.	$(138,966)	$(76,719)	$(31,752)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.47)	$(2.20)	$(1.77)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	94,569	34,897	17,972
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Net loss	$(140,746)	$(78,167)	$(31,969)
Other comprehensive loss:
Change in foreign currency translation adjustments	(633)	(534)	(26)
Unrealized losses on marketable securities	(5,551)	(64)	(50)
Other comprehensive loss, net	(6,184)	(598)	(76)
Comprehensive loss, net	(146,930)	(78,765)	(32,045)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(1,780)	(1,448)	(217)
Comprehensive loss attributable to Braze, Inc.	$(145,150)	$(77,317)	$(31,828)
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock		Redeemable Non-controlling Interest	Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at January 31, 2020	62,831	$174,229	$—	—	$—	17,180	$—	$19,580	$(106,490)	$34	$(86,876)
Issuance of common stock for options exercised	—	—	—	—	—	2,334	—	2,482	—	—	2,482
Vesting of early exercised options	—	—	—	—	—	—	—	263	—	—	263
Repurchase of shares related to early exercised options	—	—	—	—	—	(5)	—	(10)	—	—	(10)
Repurchase of common shares	—	—	—	—	—	(11)	—	(204)	—	—	(204)
Stock-based compensation	—	—	—	—	—	—	—	7,666	—	—	7,666
Investment in redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(76)	(76)
Net loss attributable to redeemable non-controlling interests	—	—	(217)	—	—	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	—	—	(31,752)	—	(31,752)
Balance at January 31, 2021	62,831	$174,229	$2,233	—	$—	19,498	$—	$29,777	$(138,242)	$(42)	$(108,507)
Issuance of common stock for options exercised	—	—	—	2,856	2	—	—	8,164	—	—	8,166
Issuance of common stock for warrants exercised	—	—	—	216	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	524	—	—	524
Vesting of restricted stock units	—	—	—	70	—	—	—	—	—	—	—
Repurchase of unvested shares related to early exercised options	—	—	—	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	47,567	—	—	47,567
Investment in redeemable non-controlling interests	—	—	2,450	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(598)	(598)
Net loss attributable to redeemable non-controlling interests	—	—	(1,448)	—	—	—	—	—	—	—	—
Initial public offering, net of issuance costs	—	—	—	7,500	1	—	—	456,920	—	—	456,921
Reclassification of common stock to class A and class B common stock	—	—	—	19,498	—	(19,498)	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(62,831)	(174,229)	—	62,831	6	—	—	174,223	—	—	174,229
Net loss attributable to Braze, Inc.	—	—	—	—	—	—	—	—	(76,719)	—	(76,719)
Balance at January 31, 2022	—	$—	$3,235	92,968	$9	—	$—	$717,175	$(214,961)	$(640)	$501,583

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (cont.)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	2,156	1	8,455	—	—	8,456
Issuance of common stock under employee stock purchase plan	—	125	—	2,876	—	—	2,876
Vesting of early exercised options	—	—	—	145	—	—	145
Vesting of restricted stock units	—	631	—	—	—	—	—
Repurchase of shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	73,133	—	—	73,133
Other comprehensive loss	—	—	—	—	—	(6,184)	(6,184)
Net loss attributable to redeemable non-controlling interests	(1,780)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(138,966)	—	(138,966)
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(140,746)	$(78,167)	$(31,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	72,243	47,180	7,540
Amortization of deferred contract costs	23,639	17,710	10,617
Depreciation and amortization	4,618	2,773	1,589
Provision for credit losses	807	88	853
Value of common stock donated to charity	4,260	—	—
Amortization of discount/premium on marketable securities	1,336	369	345
Non-cash foreign exchange loss (gain)	1,612	387	222
Other	495	(80)	60
Changes in operating assets and liabilities:
Accounts receivable	(14,650)	(29,821)	(12,354)
Prepaid expenses and other current assets	3,596	(17,537)	(833)
Deferred contract costs	(30,469)	(31,967)	(19,969)
ROU assets and liabilities	3,355	—	—
Other assets	1,711	(4,723)	643
Accounts payable	906	1,649	(776)
Accrued expenses and other current liabilities	5,075	6,026	13,797
Deferred revenue	39,894	51,471	23,378
Other long-term liabilities	10	(756)	777
Net cash used in operating activities	(22,308)	(35,398)	(6,080)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,447)	(2,310)	(2,466)
Capitalized internal-use software costs	(1,258)	(2,065)	(1,886)
Purchases of marketable securities	(638,221)	(36,894)	(59,418)
Maturities of marketable securities	256,407	59,309	86,242
Net cash (used in)/provided by investing activities	(398,519)	18,040	22,472
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	462,260	—
Investment from redeemable non-controlling interest	—	2,450	2,450
Proceeds from exercise of common stock options	11,332	8,362	2,813
Payment of deferred offering costs	—	(5,157)	(183)
Repurchase of common shares	—	—	(204)
Repurchase of shares related to early exercised options	—	(5)	(10)
Net cash provided by financing activities	11,332	467,910	4,866
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(855)	(597)	158
Net change in cash, cash equivalents, and restricted cash	(410,350)	449,955	21,416
Cash, cash equivalents, and restricted cash, beginning of period	482,973	33,018	11,602
Cash, cash equivalents, and restricted cash, end of period	$72,623	$482,973	$33,018

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$365	$299	$472

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$1,121	$387	$126
Net change in capitalized internal-use software development costs in accrued expenses	$21	$(58)	$62
Unrealized net loss on marketable investment securities	$(5,551)	$(64)	$(50)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$75	$(23)	$(15)
Vesting of early exercised options	$145	$524	$263
Common stock option receivables	$—	$22	$—
Conversion of convertible preferred stock to common stock	$—	$174,229	$—
Deferred offering costs reclassed to Stockholders’ Equity (Deficit)	$—	$183	$—
Asset retirement obligation	$374	$—	$—
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. We also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, and Tokyo.

Emerging Growth Company Status

Based on the market value of the Company’s common equity held by non-affiliates as of July 29, 2022 (the last business day of the Company’s most recently completed second fiscal quarter), the Company ceased to qualify as an emerging growth company (as described in Section 107(b) of the Jumpstart Our Business Startups Act of 2012) as of the end of the fiscal year ended January 31, 2023. As a result, the Company will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the Company will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.
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
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reported period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Significant items subject to such estimates and assumptions include, but are not limited to, the standalone selling price for separate performance obligations in our revenue arrangements, expected period of benefit for deferred contract costs, the valuation of common stock and stock-based compensation, the allocation of overhead costs between cost of revenue and operating expenses, the estimated useful lives of intangible and depreciable assets, the incremental borrowing rate, the valuation of deferred tax assets and liabilities and other tax estimates including our ability to utilize net operating losses.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments as facts and circumstances dictate. As future events and their effects, including the uncertainty surrounding rapidly changing market and economic conditions from the outbreak of COVID-19 or other significant macroeconomic events, cannot be determined with precision, actual results could differ from those estimates and many of our estimates and assumptions have required increased judgement and carry a higher degree of variability and volatility.

Basic and Diluted Net Loss attributable to Braze, Inc. Common Stockholders per Share

Basic and diluted net loss attributable to Braze, Inc. common stockholders per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. Prior to our IPO, we considered all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to Braze, Inc. common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses.

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

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and other current assets and liabilities. At January 31, 2023 and 2022, the carrying amounts of accounts receivable, accounts payable, and other current assets and liabilities approximated fair values because of their short-term nature.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in other income (expense), net, on the consolidated statements of operations. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, retained earnings and other equity items are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustments reported on the consolidated statements of comprehensive loss.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the accompanying consolidated statements of operations when realized.

Cash and cash equivalents represent cash and highly liquid investments with original contractual maturities of three months or less at the date of purchase. Cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and overnight short-term repurchase agreements that are stated at fair value.

As of January 31, 2023 and 2022, approximately $4.0 million and $4.0 million, respectively, of deposits were restricted due to multiple letters of credit related to our leased and subleased properties. These deposits were classified as current and noncurrent based on the related underlying lease term.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash as of January 31, 2023 and 2022 (in thousands):

	January 31,
	2023	2022
Cash and cash equivalents	$68,587	$478,937
Restricted cash, noncurrent	4,036	4,036
Total cash, cash equivalents, and restricted cash	$72,623	$482,973

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. Restricted cash consists of letters of credit related to our leased properties. For cash, cash equivalents, restricted cash, and marketable securities, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the consolidated balance sheets in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash, cash equivalents, restricted cash, and marketable securities balances are maintained at financial institutions that management believes are of high-credit, quality financial institutions, where deposits, at times, exceed the FDIC limits.

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For fiscal years ended January 31, 2023 or 2022, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of January 31, 2023 or 2022, no customer accounted for 10% or more of our total accounts receivable balance.

Marketable Securities

We classify our investments in marketable securities within current assets on the consolidated balance sheets as the investments are available for use, if needed, in current operations as we may sell our marketable securities at any time, without significant penalty, even if they have not yet reached maturity. These investments are carried at fair value, based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Gains and losses are determined based on the specific identification method and are recognized when realized as a component of Other income, net in our consolidated statements of operations.

We review our securities on a regular basis to evaluate if any security has experienced an other-than temporary decline in fair value. We consider an available-for-sale security to be impaired if the fair value of the investment is less than its amortized cost basis, our intent to sell, or whether it is more likely than not that we are required to sell the security before recovery of its amortized cost basis. If we believe that an other-than-temporary decline exists in one of the securities, we will write down these investments to fair value. To the extent that the decline in fair value is related to credit losses, such as changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors, the write-down related to credit loss would be recorded in Other income, net in our consolidated statements of operations. Impairments related to factors other than credit losses are recognized in accumulated other comprehensive income (loss), net of tax. As of January 31, 2023, the Company had not recorded any credit impairments.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon asset retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets, and the resulting gain or loss is reflected in general and administrative expenses in the consolidated statements of operations. The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment, office equipment, and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of lease term or estimated useful life of assets

Impairment of Long-Lived Assets

Long-lived assets, subject to depreciation and amortization, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets or asset groups may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets or asset groups is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairment losses of long-lived assets recognized for the fiscal years ended January 31, 2023, 2022 and 2021.

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Typically, our contracts do not provide customers with any right of return or refund; however, we may make exceptions on a case-by-case basis when it makes commercial sense. Variable consideration, including as a result of service level guarantees, product usage and overage fees or other potential claims such as breach of warranty, was not material during the fiscal years ended January 31, 2023 and 2022. We allocate the variable consideration related to the product usages and overages to the distinct month during which the related services were performed as those fees relate specifically to providing usage of the platform in the period and represents the consideration we are entitled to for the access to the platform. As a result, the usage and overage fees are included in the transaction price and recognized as revenue in the period in which the fee was generated.

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

Subscription Services

Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the platform is made available to customers. We have determined that subscriptions to our platform represent a stand-ready obligation to perform over the subscription term. These performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits. Contracts are typically one year in length, but may be up to five years.

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

Contract Balances

Contract Assets

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. These balances are included in prepaid expenses and other current assets on our consolidated balance sheets.

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

Contract costs are amortized on a straight-line basis up to four years, which reflects the expected period of benefit of the performance obligation and may be longer than the initial contract period. We determined the estimated benefit period having considered both qualitative and quantitative factors, including the length of the subscription terms in our customer contracts and the anticipated life of our technology, among other such factors. Deferred contract costs related to renewals are amortized over the renewal term which is generally one year to three years. Amortization of contract costs are classified within operating expenses based on the function of the underlying employee receiving the benefit in the accompanying consolidated statements of operations.

Deferred contract costs are periodically analyzed for impairment. As of January 31, 2023 and 2022, we have not identified any potential indicators of impairment.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing organization, costs related to sponsorships, events and advertising, agency costs, travel-related expenses, and allocated overhead costs. Costs associated with our advertising and sales promotions are expensed as incurred. During the fiscal years ended January 31, 2023, 2022, and 2021, we recognized $20.8 million, $12.2 million, and $8.1 million, respectively, in advertising costs, which included brand and sponsorship costs.

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

We calculate the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility

We estimate volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term since we do not have sufficient trading history of our common stock.

Expected Term

The expected term of our stock options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the simplified method to compute the expected term, which we believe is representative of future behavior. Our stock plans provide a contractual term of ten years before the option is forfeited.

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

Fair Value of Common Stock

Prior to our IPO, the fair value of the common stock underlying the stock option awards was determined by the board of directors (“the Board”). Given the absence of a public trading market, the Board considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to, (i) contemporaneous third party valuations of our common stock; (ii) the rights, preferences, and privileges of our convertible preferred stock relative to our common stock; (iii) the lack of marketability of our common stock; (iv) stage and development of our business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. To evaluate the fair value of the underlying shares for grants between two independent valuations and after the last independent valuation, a linear interpolation framework was used to evaluate.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, using a more likely than not standard. The evaluation considers our recent historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2023, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 within ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20, ASU No. 2019-01, ASU No. 2019-10, ASU No. 2020-02, and ASU No. 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for fiscal years beginning after

December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Topic 842 is effective for our fiscal year ending January 31, 2022 and interim periods beginning February 1, 2023 with early adoption permitted. While we previously elected to take advantage of the extended transition period available to emerging growth companies for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, we decided to early adopt Topic 842. We adopted this standard under the modified-retrospective approach, using the practical expedients allowing us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases, and (iii) indirect costs for any existing leases. Additionally, any lease arrangements with a term of 12 months or less will be recognized on the consolidated statements of operations on a straight-line basis over the lease term and any non-lease components shall not be separated from the lease components, but instead accounted for as a single lease component. Upon adoption of ASC 842, we recognized a right-of-use asset of $59.6 million and a lease liability of $61.3 million at February 1, 2022 on our consolidated balance sheets. Prior period amounts were not restated and are reported in accordance with ASC 840. Refer to Note 14. Leases, for further information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance and transitional guidance between November 2018 and February 2020 within ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 (collectively, “Topic 326”). Topic 326 introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Further, the new guidance indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Per ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Topic 326, as amended, is effective for (1) public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and (2) all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Topic 326 is effective for our fiscal year beginning February 1, 2023 and early adoption is permitted. While we previously elected to take advantage of the extended transition period available to emerging growth companies for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, we decided to early adopt Topic 326. We determined that the adoption of this ASU did not have a material impact on our consolidated financial statements. As such, we adopted this ASU prospectively on February 1, 2022.

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

The following table presents total revenue by type (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Subscription	$338,351	$221,664	$141,068
Professional services and other	17,075	16,371	9,123
Total	$355,426	$238,035	$150,191

The following table presents total revenue by geography (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
United States	$204,931	$142,640	$90,523
International	150,495	95,395	59,668
Total	$355,426	$238,035	$150,191

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.0 million and $2.2 million as of January 31, 2023 and January 31, 2022, respectively.

Contract Balances

Contract Assets

Contract assets as of January 31, 2023 and January 31, 2022 were $0.8 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the fiscal year ended January 31, 2023, 2022, and 2021 from amounts included in deferred revenue at the beginning of each respective period was $126.1 million, $74.6 million, and $51.2 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2022	$743
Reserve:
Credit losses	808
Deferred revenue	1,667
Write-offs	(1,746)
Recoveries	141
Balance at January 31, 2023	$1,613

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
January 31, 2022	$373.6	$237.8	$135.8
April 30, 2022	390.9	255.1	135.8
July 31, 2022	410.5	274.2	136.3
October 31, 2022	408.7	283.3	125.4
January 31, 2023	455.7	312.6	143.1
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

In March 2022, we consented to the issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options will vest in full in March 2027 and, other than the options held by one officer of Braze KK, cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within Other long-term liabilities on the consolidated balance sheets. As of January 31, 2023, the liability balance was $0.3 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2021	$2,233
Investment in redeemable non-controlling interest	2,450
Net loss attributable to redeemable non-controlling interest	(1,448)
Balance as of January 31, 2022	$3,235
Net loss attributable to redeemable non-controlling interest	(1,780)
Balance as of January 31, 2023	$1,455
The total combined VIE assets, which represent the maximum exposure to loss, and liabilities were as follows (in thousands):

	January 31,
	2023	2022
Assets:
Cash and cash equivalents	$4,849	$6,705
Accounts receivable, net of allowance	535	143
Prepaid expenses and other current assets	331	196
Total current assets	5,715	7,044
Property and equipment, net	84	38
Deferred contract costs	902	609
Other assets	29	32
Total assets	$6,730	$7,723
Liabilities:
Accounts payable	$67	$106
Accrued expenses and other current liabilities	2,793	829
Deferred revenue	1,918	725
Total liabilities	4,778	1,660
Other long-term liabilities	322	—
Total liabilities	$5,100	$1,660

5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,873	$—	$—	$30,873
	30,873	—	—	30,873
Marketable securities
U.S. government securities	$307,744	$—	$—	$307,744
Foreign bonds	—	2,967	—	2,967
Corporate debt securities	—	99,372	—	99,372
Total marketable securities	307,744	102,339	—	410,083
Total	$338,617	$102,339	$—	$440,956

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$439,627	$—	$—	$439,627
	439,627	—	—	439,627
Marketable securities
U.S. government bonds	$4,006	$—	$—	$4,006
Foreign bonds	—	3,203	—	3,203
Commercial paper	—	18,993	—	18,993
Corporate debt securities	—	3,020	—	3,020
Asset-backed securities	—	5,934	—	5,934
Total marketable securities	4,006	31,150	—	35,156
Total	$443,633	$31,150	$—	$474,783

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of January 31, 2023 and January 31, 2022. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	January 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$312,044	$31	$(4,331)	$307,744
Foreign bonds	3,028	—	(61)	2,967
Corporate debt securities	100,589	27	(1,244)	99,372
Total	$415,661	$58	$(5,636)	$410,083

	January 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government bonds	$4,021	$—	$(15)	$4,006
Foreign bonds	3,203	—	—	3,203
Commercial paper	18,993	—	—	18,993
Corporate debt securities	3,025	—	(5)	3,020
Asset-backed securities	5,941	—	(7)	5,934
Total	$35,183	$—	$(27)	$35,156
Accrued interest receivables related to our available-for-sale securities of $2.0 million as of January 31, 2023 and $0.3 million as of January 31, 2022 were included within prepaid expenses and other current assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities. The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of January 31, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of January 31, 2023 was primarily related to the continued market volatility associated with market expectations of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of January 31, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of January 31, 2023 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$247,214	$244,280
Due in 1 year through 5 years	168,447	165,803
Total	$415,661	$410,083

	January 31, 2022
	Amortized Cost	Estimated Fair Value
Due within 1 year	$33,671	$33,646
Due in 1 year through 5 years	1,512	1,510
Total	$35,183	$35,156

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, and marketable securities. Investment income is included within other income (expense), net on the consolidated statements of operations. The components of investment income were as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Interest income	$7,393	$506	$1,185
Amortization of discount/premium, net	1,336	(369)	(345)
Investment income	$8,729	$137	$840
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	January 31,
	2023	2022
Capitalized internal-use software	$7,344	$5,353
Computer equipment, office equipment, and software	8,111	3,833
Leasehold improvements	9,410	2,470
Furniture and fixtures	4,085	966
Total property and equipment	28,950	12,622
Less: accumulated depreciation and amortization	(8,611)	(5,229)
Total property and equipment, net	$20,339	$7,393

The total depreciation expense and amortization expense for property and equipment was $3.4 million, $2.8 million and $1.6 million, during the fiscal years ended January 31, 2023, 2022 and 2021, respectively. During the fiscal year ended January 31, 2023, the Company removed $1.2 million of fixed assets substantially consisting of leasehold improvements and computer equipment, office equipment, and software, that was fully depreciated from property and equipment, gross and accumulated depreciation, which had no net impact on the Company’s financial results.

We capitalized internal-use software of $2.0 million, $2.4 million and $2.1 million during the fiscal years ended January 31, 2023, 2022, and 2021 respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $1.7 million, $1.2 million and $0.5 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31,
	2023	2022
Prepaid software subscriptions	$12,574	$19,396
Prepaid advertising	1,322	704
Prepaid insurance	2,795	4,372
Investment interest receivable	2,013	259
Consumption tax receivable	1,045	667
Prepaid employee bonuses	538	332
Prepaid employee benefits	811	233
Other	5,065	3,625
Total prepaid expenses and other current assets	$26,163	$29,588
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	January 31,
	2023	2022
Accrued compensation costs	$12,644	$14,075
Accrued software subscriptions	8,454	3,217
Accrued commissions	6,205	5,961
Accrued professional service fees	1,779	2,218
Accrued advertising	922	660
Accrued tax liability	2,152	1,951
Other	5,259	3,541
Total accrued expenses and other current liabilities	$37,415	$31,623
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $4.7 million, $2.4 million, and $1.5 million for the fiscal years ended January 31, 2023, 2022, and 2021 respectively.
11. Stockholders’ Equity (Deficit)

Class A and Class B Common Stock

The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and may be converted at the option of the holder into one share of Class A common stock. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock in certain circumstances, including on the earlier of (i) the last trading day of the fiscal quarter during which the number of shares of Class B common stock then outstanding represents less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, or (ii) the last trading day of the fiscal quarter immediately following the fifth anniversary of the initial public offering. All shares of the Company’s capital stock outstanding immediately prior to our initial public offering, including all shares held by its executive officers, directors, and their respective affiliates, and all shares issuable upon the conversion of our then outstanding convertible preferred stock, were reclassified into shares of Class B common stock immediately prior to the completion of the initial public offering.

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $4.3 million expense within general and administrative in our consolidated statements of operations during the fiscal year ended January 31, 2023. No stock donations were made during the fiscal years ended January 31, 2022 and 2021.
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

Stock Options

A summary of stock option activity for the periods presented, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2021	11,186,400	$3.58	7.99	$351,321
Granted	3,120,516	35.02
Exercised	(2,855,522)	2.94
Forfeited	(415,690)	5.48
Balance as of January 31, 2022	11,035,704	$12.56	7.69	$413,384
Granted	—	n/a
Exercised	(2,155,929)	3.94
Forfeited	(707,834)	19.13
Balance as of January 31, 2023	8,171,941	$14.27	6.58	$153,237
Vested and expected to vest as of January 31, 2023	7,861,331	$13.66	6.52	$151,740
Exercisable - January 31, 2023	4,916,568	$6.83	5.72	$125,404

	Fiscal Year Ended January 31,
	2023	2022	2021
Weighted-average grant date fair value per share of options granted during each respective period	n/a	$24.53	$7.41
Aggregate intrinsic value of options exercised during each respective period (in thousands)	$71.16	$121.90	$78.90

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Dividend yield (in percentage)	n/a	—%	—%
Expected volatility (in percentage)	n/a	61.8 - 66.1%	55.7 - 62.5%
Expected term (in years)	n/a	5.9 - 6.7	5.5 - 6.1
Risk-free interest rate (in percentage)	n/a	1.0 - 1.2%	0.3 - 1.5%
Fair value of common stock	n/a	$65.00	$5.28 - $28.35
Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	1,355,065
Granted	4,430,554	$37.11
Vested	(630,851)	$48.51
Forfeited	(529,250)	$45.29
Balance as of January 31, 2023	4,625,518

RSUs granted during the fiscal year ended January 31, 2023 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved our employee stock purchase plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2022, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 929,680 shares.

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

The Company recognized $1.8 million of stock-based compensation expense related to the ESPP during the fiscal year ended January 31, 2023. As of January 31, 2023, $0.3 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the fiscal year ended January 31, 2023, the Company issued 125,276 shares of Class A common stock under the ESPP. As of January 31, 2023, 2,629,404 shares of Class A common stock remain available for issuance under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of revenue	$3,616	$2,185	$650
Sales and marketing	23,871	16,281	2,892
Research and development	28,897	15,613	2,102
General and administrative	15,833	13,101	1,896
Stock-based compensation, net of amounts capitalized	$72,217	$47,180	$7,540
Capitalized stock-based compensation expense	1,121	387	126
Total stock-based compensation expense	$73,338	$47,567	$7,666

As of January 31, 2023, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$44,170	$114,730
Weighted-average remaining recognition period (years)	2.47	2.96

Secondary Transaction

In March 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “2021 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2021 Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the fiscal year ended January 31, 2023.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $0.5 million and $1.3 million as of January 31, 2023 and 2022, respectively, which is included in other current liabilities on the consolidated balance sheets. As of fiscal year ended January 31, 2023, we have remediated potential exposure in several jurisdictions due to not filing prior returns, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of January 31, 2023, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.

14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from less than one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for the fiscal year ended January 31, 2023 (in thousands):

Fiscal Year Ended January 31, 2023
Operating lease cost	$13,638
Variable lease cost	2,521
Short-term lease cost	1,795
Total net lease cost	$17,954

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

2024	$10,705
2025	10,621
2026	8,318
2027	7,351
2028	5,932
Thereafter	18,755
Total future undiscounted lease payments	61,682
Less: imputed interest	(10,397)
Less: tenant improvement allowance not yet received	—
Total reported lease liability	$51,285

The Company's lease terms and discount rates are as follows:

January 31, 2023
Weighted-average remaining lease term (years)	6.6
Weighted-average discount rate	5.5%

Other information for the Company's leases is as follows (in thousands):

Fiscal Year Ended January 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$10,292
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—

New York City Headquarters Agreement

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
15. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State and local	52	15	26
Foreign	496	(100)	451
Total current	548	(85)	477
Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	35	(80)	60
Total deferred	35	(80)	60
Provision for (benefit from) income taxes	$583	$(165)	$537

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
United States	$(138,226)	$(76,030)	$(33,352)
Foreign	(1,937)	(2,302)	1,920
Loss before provision for income taxes	$(140,163)	$(78,332)	$(31,432)

A reconciliation of the benefit from (provision for) income taxes to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Statutory income tax expense	21.0%	21.0%	21.0%
Foreign tax rate differential	0.1%	0.8%	0.2%
State taxes	—%	—%	(0.1)%
Permanent items	(0.3)%	(3.0)%	(2.0)%
Change in valuation allowance	(24.2)%	(26.5)%	(21.6)%
Stock-based compensation	1.5%	5.8%	(1.4)%
Tax credits	1.5%	2.1%	2.2%
Effective tax rate	(0.4)%	0.2%	(1.7)%

Deferred Income Taxes

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands). The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	Fiscal Year Ended January 31,
	2023	2022
Deferred tax assets:
Loss carryforwards	$72,878	$46,886
Compensation and benefits	16,834	10,772
Operating lease liabilities	12,679	—
Tax credits	5,689	3,541
Capitalized costs	5,568	—
Other	3,999	1,429
Deferred tax assets	117,647	62,628
Less: valuation allowance	(93,150)	(52,209)
Deferred tax asset, net of valuation allowance	24,497	10,419
Deferred tax liabilities:
Deferred contract costs	(11,826)	(10,286)
Property, equipment and software	(1,264)	(133)
Operating lease right-of-use assets	(11,447)	—
Deferred tax liabilities	(24,537)	(10,419)
Net deferred tax assets/(liabilities)	$(40)	$—

As of January 31, 2023, we had NOL carryforwards for federal and state income tax purposes of approximately $281.6 million and $182.4 million, respectively. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $242.2 million of our NOLs may be carried forward indefinitely for federal tax purposes and $39.4 million, if not utilized, will expire at various times between 2035 and 2037. The majority of state NOLs if not utilized, will expire at various times between 2026 and 2043. We also had foreign NOL carryforwards as of January 31, 2023 of $8.3 million, the majority of which may be carried forward indefinitely. As of January 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $179.4 million and $119.1 million, respectively.

At January 31, 2023, the Company had tax credit carryforwards of $5.7 million, the majority of which are related to credits for research activities, and if not utilized, will expire between 2037 and 2043.

IRC Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and 383. Therefore, certain of our carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2013, 2014 and 2017, we triggered “ownership shifts” as defined in Internal Revenue Code Section 382 and related provisions. These ownership shifts resulted in a reduction of NOLs in the fiscal year ended January 31, 2021 of $13.8 million and credits of $0.7 million. Our utilization of our NOLs and credits is limited by these ownership shifts but those limitations do not have a significant impact to the financial statements since there is no utilization of the NOLs and credits and a full valuation allowance exists against the net operating losses and credits. Subsequent ownership changes may subject us to additional annual limitations of its net operating losses. Such annual limitation could result in the expiration of the NOLs and credits.

We determine our valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to our history of losses, we believe that it is not more likely than not that jurisdictions where we have net deferred tax assets can be realized as of January 31, 2023. Accordingly, we have recorded a full valuation allowance against these respective net deferred tax assets. The valuation allowance increased by $40.9 million, and $22.9 million, during the fiscal years ended January 31, 2023, and 2022, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2023 because the Company intends to reinvest such earnings indefinitely outside of the United States. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Balance at February 1	$647	$902	$647
Additions for tax positions of prior years	—	—	902
Reductions for tax positions of prior years	(647)	(255)	(647)
Balance at January 31	$—	$647	$902

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. As of January 31, 2023, 2022 and 2021, there were no interest and penalties recorded.

As of January 31, 2023, 2022 and 2021, accrued unrecognized tax benefits were $0.0 million, $0.6 million, and $0.9 million, respectively, and if recognized would reduce the provision for income taxes, and our effective tax rate.

We are subject to income tax examinations in the United States and various state and foreign jurisdictions. Our most significant operations are in the United States and the earliest open tax year subject to potential examination is the period ended January 31, 2020. However, amounts reported as NOLs from these prior tax periods also remain subject to review by most tax authorities.
16. Net Loss per Share
We compute net loss per share of our Class A common stock and Class B common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share in the Company’s net loss. The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss attributable to Braze, Inc.	$(138,966)	$(76,719)	$(31,752)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	94,597	35,078	18,205
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(28)	(181)	(233)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	94,569	34,897	17,972
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.47)	$(2.20)	$(1.77)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Convertible preferred stock on an as-converted basis	—	—	62,831
Options to purchase common stock	8,172	11,036	11,186
Restricted stock units	4,626	1,355	—
ESPP shares estimated to be purchased	121	—	—
Warrants to purchase common stock	—	—	218
Total	12,919	12,391	74,235

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $1.4 million during the fiscal year ended January 31, 2023, of which $0.4 million was included within accrued expenses and other current liabilities on the consolidated balance sheets. We have purchased $1.2 million during the fiscal year ended 2022. During the fiscal year ended January 31, 2021, we had no related party transactions.

18. Subsequent Events

In February 2023, the Company granted RSUs for a total of 148,362 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $4.9 million.

In March 2023, the Company granted RSUs for a total of 2,914,105 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately three years. The grant date fair value of these awards was $97.5 million.

On March 27, 2023, the Company entered into a definitive stock purchase agreement to acquire all outstanding stock of North Star Y, Pty Ltd (“North Star”) for estimated aggregate closing consideration of $28.0 million in cash and stock. In addition, the sellers in the transaction may also be entitled to certain earn-out payments based on specified commercial targets over two years, in each case subject to customary payment caps. The acquisition is expected to close during the second quarter of fiscal year 2024, subject to customary closing conditions.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023, the end of the period covered by this Annual

Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2023 because of the material weakness in our internal control, discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management, with participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023, based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified the material weakness in internal control over financial reporting described below.

Solely as a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of January 31, 2023. The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results. We have developed remediation plans for the material weakness, described below.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of January 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our final IPO prospectus dated November 16, 2021 and within our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, we had identified three material weaknesses in our internal control over financial reporting. One material weakness was over the financial reporting close process specifically related to insufficient written policies and procedures for accounting and financial reporting and related controls, the second over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the third related to our inadequate information technology controls for systems that are relevant to the preparation of financial statements.

During the fiscal year ended January 31, 2023, we undertook a series of activities to remediate two of the three material weaknesses to strengthen the financial reporting process and information technology control environment:

•Expanded the finance team by hiring internal resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls;
•Engaged external resources to assist with the remediation efforts and internal control execution, including the development of policies and procedures in certain areas;
•Reviewed and strengthened information security policies and procedures and trained users to further educate them on best practices for information security procedures;
•Developed program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are authorized and implemented appropriately;
•Implemented financial application user access controls designed to ensure appropriate segregation of duties, restriction and privileges to personnel; and
•Implemented computer operations controls designed to ensure system interfaces and batch jobs process completely and accurately.

Management has concluded that the material weakness related to the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, was unremediated as of January 31, 2023. Specifically, adequate controls are not in place related to:

•Maintaining IT General controls over applications and tools used for order management, provisioning, and revenue recognition;
•Reviewing of information generated from application and tools that are used in operation of recording revenue; and
•Reconciling the provisioning of platform stand ready access with underlying accounting records.

The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

Remediation Plan

We are working to remediate the material weakness through the development and implementation of processes and controls over the revenue process. Specifically, we have:

•Begun developing user access, program change management and computer operation controls for revenue applications and tools;
•Begun enhancing review procedures over information generated from applications that are utilized in operation of revenue schedules and controls;
•Begun developing reporting to reconcile the provisioning of platform stand ready access with underlying accounting records.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

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
Item 9B. Other Information
On March 27, 2023, the compensation committee of our board of directors adopted our Senior Leadership Performance-Based Compensation Plan, or the PBC Plan. The purpose of the PBC Plan is to provide incentives for the participants to exert maximum efforts for the success of Braze and its affiliates and to provide a means by which the participants may earn cash payments upon the achievement of performance goals. Participants under the PBC Plan include our chief executive officer, our other executive officers and other members of our leadership team designated as participants by our compensation committee. The PBC Plan is effective as of the date of adoption.

The compensation committee, as the administrator of the PBC Plan, has full power to interpret the PBC Plan, including the authority to (a) select the participants, (b) establish the terms and conditions applicable to any award opportunity under the PBC Plan, (c) establish the performance goals applicable to award opportunities under the PBC Plan, and (d) adopt or amend rules, regulations, forms, instruments and guidelines for administering the PBC Plan as the compensation committee may deem necessary or proper.

Under the PBC Plan, the participants will be eligible to receive performance awards, based on attainment of certain performance goals. Our compensation committee, in its sole discretion, may establish performance goals that may relate to our financial, operational or other performance to individual performance objectives of the participant, or to any other performance goal established by the compensation committee in connection with a potential payment under the PBC Plan. The compensation committee will determine the amount of any award payable to each participant based on the actual performance during the applicable performance period compared to the designated performance goals; provided, that the compensation committee, in its discretion, may cancel, decrease or increase the amount of any award calculated under the PBC Plan.

Unless otherwise determined by the compensation committee, an award under the PBC Plan will be earned as of the end of the performance period and generally will be paid to the participant if the participant remains employed through the payment date. Any amounts paid or payable under the PBC Plan will be subject to any clawback policy developed by our board of directors or the compensation committee that is consistent with applicable law. The compensation committee may amend, suspend or terminate the PBC Plan at any time.

The foregoing description of the PBC Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the PBC Plan, which is filed as Exhibit 10.16 to this Annual Report on Form 10-K and is incorporated by reference in this Item 9B.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2023, or the 2023 Proxy Statement, and is incorporated herein by reference.

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
Item 11.    Executive Compensation

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, the 2023 Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.2	Amended and Restated Bylaws of Braze, Inc.	8-K	001-41065	3.2	November 23, 2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260428	4.1	November 8, 2021
4.2*	Description of Registrant’s Securities.
10.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2018.	S-1	333-260428	10.1	October 22, 2021
10.2+	Amended and Restated 2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260428	10.2	October 22, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder .	S-1/A	333-260428	10.3	November 8, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-260428	10.4	November 8, 2021
10.5+	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-260428	10.5	November 8, 2021
10.6+	Confirmatory Offer Letter, by and between Braze, Inc. and William Magnuson, dated November 2, 2021.	S-1/A	333-260428	10.6	November 8, 2021
10.7+	Confirmatory Offer Letter, by and between Braze, Inc. and Isabelle Winkles, dated November 2, 2021.	S-1/A	333-260428	10.7	November 8, 2021
10.8+	Confirmatory Offer Letter, by and between Braze, Inc. and Susan Wiseman, dated November 2, 2021.	S-1/A	333-260428	10.8	November 8, 2021
10.9+	Confirmatory Offer Letter, by and between Braze, Inc. and Jonathan Hyman, dated November 2, 2021.	S-1/A	333-260428	10.9	November 8, 2021
10.10+	Confirmatory Offer Letter, by and between Braze, Inc. and Myles Kleeger, dated November 2, 2021.	S-1/A	333-260428	10.1	November 8, 2021

10.11+	Executive Severance Plan.	S-1/A	333-260428	10.11	November 8, 2021
10.12+	Non-Employee Director Compensation Policy.	S-1/A	333-260428	10.12	November 8, 2021
10.13	Sub-sublease Agreement by and between Braze, Inc. and ContextMedia Health, LLC, dated December 20, 2018.	S-1	333-260428	10.13	October 22, 2021
10.14	Sublease by and between Braze, Inc. and Web.com Group, Inc., dated June 30, 2019.	S-1	333-260428	10.14	October 22, 2021
10.15*	Sublease by and between Braze, Inc. and Nestle USA, Inc., dated November 17, 2022.
10.16*	Senior Leadership Performance-Based Compensation Plan
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

BRAZE, INC.

By:	/s/ William Magnuson
Name:	William Magnuson
Title:	Chief Executive Officer
POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints William Magnuson, Isabelle Winkles, and Susan Wiseman, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Magnuson	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
William Magnuson

/s/ Isabelle Winkles	Chief Financial Officer (Principal Financial Officer)	March 30, 2023
Isabelle Winkles

/s/ Pankaj Malik	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2023
Pankaj Malik

/s/ Neeraj Agrawal	Director	March 30, 2023
Neeraj Agrawal

/s/ Phillip M. Fernandez	Director	March 30, 2023
Phillip M. Fernandez

/s/ Matthew Jacobson	Director	March 30, 2023
Matthew Jacobson

/s/ Tara Levy	Director	March 30, 2023
Tara Levy

/s/ David Obstler	Director	March 30, 2023
David Obstler

/s/ Doug Pepper	Director	March 30, 2023
Doug Pepper