Form 10-Q
period 2023-04-30
Braze, Inc.
filed 2023-06-09
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 1, 2023, there were 63,842,793 shares of the registrant’s Class A and 33,744,159 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2023

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2023 and January 31, 2023	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 30, 2023 and 2022	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended April 30, 2023 and 2022	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three Months Ended April 30, 2023 and 2022	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2023 and 2022	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

	PART II

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6.	Exhibits	63

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
•the anticipated impact of domestic and global socioeconomic events on our business;
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-

looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

We may announce material business and financial information to our investors using our investor relations website (www.investors.braze.com). We therefore encourage investors and others interested in Braze to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q, and you should not consider information on our website to be part of this Quarterly Report on Form 10-Q.

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	April 30, 2023	January 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,932	$68,587
Restricted cash, current	3,373	—
Accounts receivable, net of allowance of $1,881 and $1,613 at April 30, 2023 and January 31, 2023, respectively	66,649	78,338
Marketable securities	385,869	410,083
Prepaid expenses and other current assets	25,285	26,163
Total current assets	598,108	583,171
Restricted cash, noncurrent	1,193	4,036
Property and equipment, net	20,433	20,339
Operating lease right-of-use assets	46,623	46,261
Deferred contract costs	51,229	48,451
Other assets	3,707	3,148
TOTAL ASSETS	$721,293	$705,406
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,571	$3,101
Accrued expenses and other current liabilities	47,018	37,415
Deferred revenue	181,216	166,092
Operating lease liabilities, current	13,231	10,695
Total current liabilities	245,036	217,303
Operating lease liabilities, noncurrent	39,211	40,590
Other long-term liabilities	814	755
TOTAL LIABILITIES	285,061	258,648
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	1,083	1,455
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of April 30, 2023 and January 31, 2023, respectively; 63,118,499 and 61,585,973 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	6	6
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of April 30, 2023 and January 31, 2023, respectively; 33,745,938 and 34,389,453 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	4	4
Additional paid-in capital	832,831	806,044
Accumulated other comprehensive loss	(5,311)	(6,824)
Accumulated deficit	(392,381)	(353,927)
TOTAL STOCKHOLDERS’ EQUITY	435,149	445,303
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$721,293	$705,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2023	2022

Revenue	$101,780	$77,495
Cost of revenue	32,687	25,906
Gross profit	69,093	51,589

Operating expenses:
Sales and marketing	57,262	46,044
Research and development	29,745	21,620
General and administrative	23,983	23,574
Total operating expenses	110,990	91,238
Loss from operations	(41,897)	(39,649)
Other income, net	3,459	30
Loss before provision for income taxes	(38,438)	(39,619)
Provision for income taxes	388	14
Net loss	(38,826)	(39,633)
Net loss attributable to redeemable non-controlling interest	(372)	(364)
Net loss attributable to Braze, Inc.	$(38,454)	$(39,269)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.40)	$(0.42)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	96,353	93,250
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2023	2022
Net loss	$(38,826)	$(39,633)
Other comprehensive loss:
Change in foreign currency translation adjustments	66	(562)
Unrealized gains (losses) on marketable securities	1,447	(1,195)
Other comprehensive income (loss), net	1,513	(1,757)
Comprehensive loss, net	(37,313)	(41,390)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(372)	(364)
Comprehensive loss attributable to Braze, Inc.	$(36,941)	$(41,026)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	676	—	2,211	—	—	2,211
Vesting of restricted stock units	—	213	—	—	—	—	—
Stock-based compensation	—	—	—	24,576	—	—	24,576
Other comprehensive loss	—	—	—	—	—	1,513	1,513
Net loss attributable to redeemable non-controlling interests	(372)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(38,454)	—	(38,454)
Balance at April 30, 2023	$1,083	96,864	$10	$832,831	$(392,381)	$(5,311)	$435,149

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	667	—	2,630	—	—	2,630
Vesting of early exercised options	—	—	—	54	—	—	54
Vesting of restricted stock units	—	77	—	—	—	—	—
Repurchase of unvested shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	17,172	—	—	17,172
Other comprehensive loss	—	—	—	—	—	(1,757)	(1,757)
Net loss attributable to redeemable non-controlling interests	(364)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(39,269)	—	(39,269)
Balance at April 30, 2022	$2,871	93,807	$9	$741,291	$(254,230)	$(2,397)	$484,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(38,826)	$(39,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,179	16,971
Amortization of deferred contract costs	6,660	5,407
Depreciation and amortization	1,526	965
Provision for credit losses	594	(143)
Value of common stock donated to charity	—	4,260
Amortization of discount/premium on marketable securities	471	13
Non-cash foreign exchange loss	310	505
Other	20	4
Changes in operating assets and liabilities:
Accounts receivable	11,046	21,984
Prepaid expenses and other current assets	745	3,615
Deferred contract costs	(9,479)	(8,205)
ROU assets and liabilities	705	879
Other assets	(380)	614
Accounts payable	405	28
Accrued expenses and other current liabilities	9,364	(2,530)
Deferred revenue	15,228	13,177
Other long-term liabilities	(19)	10
Net cash provided by operating activities	22,549	17,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40)	(1,960)
Capitalized internal-use software costs	(852)	(306)
Purchases of marketable securities	(46,297)	(421,537)
Maturities of marketable securities	71,486	16,000
Net cash provided by/(used in) investing activities	24,297	(407,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	2,211	2,630
Net cash provided by financing activities	2,211	2,630
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(180)	(1,075)
Net change in cash, cash equivalents, and restricted cash	48,877	(388,327)
Cash, cash equivalents, and restricted cash, beginning of period	72,623	482,973
Cash, cash equivalents, and restricted cash, end of period	$121,500	$94,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Three Months Ended April 30,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income tax payments (refunds), net	$(465)	$172

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$480	$232
Net change in capitalized internal-use software development costs in accrued expenses	$—	$21
Unrealized net loss on marketable investment securities	$(1,447)	$(1,195)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$66	$623
Vesting of early exercised options	$—	$54
Asset retirement obligation	$6	$365
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. As of April 30, 2023, we also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, and Tokyo.
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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments as facts and circumstances dictate. As future events and their effects, including the uncertainty surrounding rapidly changing market and economic conditions from global or domestic macroeconomic and socioeconomic events such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest, that impact us and our customers, cannot be determined with precision, actual results could differ from those estimates and many of our estimates and assumptions have required increased judgement and carry a higher degree of variability and volatility.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023 (the “Annual Report”). There have been no material changes to our significant accounting policies with the exception of the below:
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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three months ended April 30, 2023 and 2022, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of April 30, 2023 and January 31, 2023, no customers accounted for 10% or more of our total accounts receivable balance.
3. Revenue from Contracts with Customers

Disaggregated Revenue Streams

The following disaggregation depicts the nature, amount, timing and uncertainty of cash flows related to the primary types of revenue from contracts with customers.

The following table presents total revenue by type (in thousands):

	Three Months Ended April 30,
	2023	2022
Subscription	$97,146	$72,836
Professional services and other	4,634	4,659
Total	$101,780	$77,495

The following table presents total revenue by geography (in thousands):

	Three Months Ended April 30,
	2023	2022
United States	$58,503	$45,352
International	43,277	32,143
Total	$101,780	$77,495

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $4.8 million and $1.0 million as of April 30, 2023 and January 31, 2023, respectively.

Contract Balances

Contract Assets

Contract assets as of April 30, 2023 and January 31, 2023 were $0.2 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three months ended April 30, 2023 from amounts included in deferred revenue at January 31, 2023, was $77.1 million. Revenue recognized during the three months ended April 30, 2022 from amounts included in deferred revenue at January 31, 2022, was $59.5 million.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2023	$1,613
Reserve:
Credit losses	625
Deferred revenue	689
Write-offs	(1,063)
Recoveries	17
Balance at April 30, 2023	$1,881

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
April 30, 2022	$390.9	$255.1	$135.8
July 31, 2022	410.5	274.2	136.3
October 31, 2022	408.7	283.3	125.4
January 31, 2023	455.7	312.6	143.1
April 30, 2023	477.5	325.4	152.1
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

In March 2022, we consented to the issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options will vest in full in March 2027 and, other than the options held by one officer of Braze KK, cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of April 30, 2023, the liability balance was $0.4 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a VIE as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2023	$1,455
Net loss attributable to redeemable non-controlling interest	(372)
Balance as of April 30, 2023	$1,083
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$59,008	$—	$—	$59,008
	59,008	—	—	59,008
Marketable securities
U.S. government securities	$293,749	$—	$—	$293,749
Foreign bonds	—	2,978	—	2,978
Corporate debt securities	—	89,142	—	89,142
Total marketable securities	293,749	92,120	—	385,869
Total	$352,757	$92,120	$—	$444,877

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,873	$—	$—	$30,873
	30,873	—	—	30,873
Marketable securities
U.S. government securities	$307,744	$—	$—	$307,744
Foreign bonds	—	2,967	—	2,967
Corporate debt securities	—	99,372	—	99,372
Total marketable securities	307,744	102,339	—	410,083
Total	$338,617	$102,339	$—	$440,956

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of April 30, 2023 and January 31, 2023. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	April 30, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$296,729	$212	$(3,192)	$293,749
Foreign bonds	3,021	—	(43)	2,978
Corporate debt securities	90,250	15	(1,123)	89,142
Total	$390,000	$227	$(4,358)	$385,869

	January 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$312,044	$31	$(4,331)	$307,744
Foreign bonds	3,028	—	(61)	2,967
Corporate debt securities	100,589	27	(1,244)	99,372
Total	$415,661	$58	$(5,636)	$410,083

Accrued interest receivables related to our available-for-sale securities of $2.9 million as of April 30, 2023, and $2.0 million as of January 31, 2023, were included within prepaid expenses and other assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of April 30, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of April 30, 2023 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of April 30, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of April 30, 2023 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	April 30, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$233,654	$230,753
Due in 1 year through 5 years	156,346	155,116
Total	$390,000	$385,869

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$247,214	$244,280
Due in 1 year through 5 years	168,447	165,803
Total	$415,661	$410,083
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The components of investment income were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Interest income	$2,928	$443
Amortization of discount/premium, net	471	13
Investment income	$3,399	$456
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	April 30, 2023	January 31, 2023
Capitalized internal-use software	$8,677	$7,344
Computer equipment, office equipment, and software	7,801	8,111
Leasehold improvements	9,604	9,410
Furniture and fixtures	4,187	4,085
Total property and equipment	30,269	28,950
Less: accumulated depreciation and amortization	(9,836)	(8,611)
Total property and equipment, net	$20,433	$20,339

The total depreciation expense and amortization expense for property and equipment was $1.2 million and $1.0 million during the three months ended April 30, 2023 and 2022, respectively. During the three months ended April 30, 2023, the Company removed $0.3 million of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation, which had minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $1.3 million and $0.5 million during the three months ended April 30, 2023 and 2022, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue, on the consolidated statements of operations, was $0.5 million and $0.5 million for the three months ended April 30, 2023 and 2022, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2023	January 31, 2023
Prepaid software subscriptions	$13,164	$12,574
Prepaid advertising	1,515	1,322
Prepaid insurance	2,688	2,795
Investment interest receivable	2,917	2,013
Consumption tax receivable	1,050	1,045
Prepaid employee bonuses	242	538
Prepaid employee benefits	755	811
Other	2,954	5,065
Total prepaid expenses and other current assets	$25,285	$26,163
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	April 30, 2023	January 31, 2023
Accrued compensation costs	$20,288	$12,644
Accrued software subscriptions	7,809	8,454
Accrued commissions	5,557	6,205
Accrued professional service fees	2,126	1,779
Accrued advertising	755	922
Accrued tax liability	5,471	4,188
ESPP payable	2,508	322
Other	2,504	2,901
Total accrued expenses and other current liabilities	$47,018	$37,415
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $2.4 million and $1.8 million for the three months ended April 30, 2023 and 2022, respectively.

11. Stockholder’s Equity

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of a $4.3 million expense within general and administrative in our consolidated statements of operations during the three months ended April 30, 2022. There were no stock donations in the three months ended April 30, 2023.

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

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by the Board no later than the February 1 increase. On February 1, 2023, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 4,798,771 shares.
Restricted Stock Units

The following table summarized unvested and outstanding RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	4,625,518
Granted	3,094,197	$33.46
Vested	(212,766)	$46.00
Forfeited	(173,544)	$38.34
Balance as of April 30, 2023	7,333,405

RSUs granted during the three months ended April 30, 2023 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended, April 30,
	2023	2022
Cost of revenue	$889	$920
Sales and marketing	7,848	5,667
Research and development	9,843	6,173
General and administrative	5,566	4,211
Stock-based compensation, net of amounts capitalized	$24,146	$16,971
Capitalized stock-based compensation expense	480	232
Total stock-based compensation expense	$24,626	$17,203

As of April 30, 2023, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$41,005	$189,496
Weighted-average remaining recognition period (years)	2.28	3.07

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2023, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 959,754 shares.

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

The Company recognized $0.8 million of stock-based compensation expense related to the ESPP in the three months ended April 30, 2023. There was no stock-based compensation expense related to the ESPP in three months ended April 30, 2022. As of April 30, 2023, $2.5 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets. There were no purchases related to the ESPP in the three months ended April 30, 2023. As of April 30, 2023, 2,629,404 shares of Class A common stock remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $0.5 million and $0.5 million as of April 30, 2023 and January 31, 2023, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. As of January 31, 2023, we have filed prior period returns in several jurisdictions in order to remediate this potential exposure, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of April 30, 2023, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from two to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for three months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended April 30,
	2023	2022
Operating lease cost	$3,651	$3,496
Variable lease cost	672	585
Short-term lease cost	288	552
Total net lease cost	$4,611	$4,633

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

2024	$9,079
2025	12,358
2026	8,420
2027	7,444
2028	6,011
Thereafter	19,137
Total future undiscounted lease payments	$62,449
Less: imputed interest	(10,009)
Less: tenant improvement allowance not yet received	—
Total reported lease liability	$52,440

The Company's lease terms and discount rates are as follows:

April 30, 2023
Weighted-average remaining lease term (years)	6.3
Weighted-average discount rate	5.5%

Other information for the Company's leases is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$2,933	$2,499
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,767	$—

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
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $0.4 million and $0.0 million for the three months ended April 30, 2023 and 2022, respectively. The effective tax rate for the three months ended April 30, 2023 and 2022 was (1.0)% and 0.0%, respectively.

The provision for income taxes recorded for the three months ended April 30, 2023 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss attributable to Braze, Inc.	$(38,454)	$(39,269)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	96,360	93,295
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(7)	(45)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	96,353	93,250
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.40)	$(0.42)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common shareholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended April 30,
	2023	2022
Options to purchase common stock	7,440	10,314
Restricted stock units	7,333	2,805
ESPP shares estimated to be purchased	138	—
Total	14,911	13,119

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.8 million and $0.6 million during the three months ended April 30, 2023 and 2022, respectively.

18. Subsequent Events

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. The Company estimates severance and other termination costs of approximately $1.0 million related to these measures. The foregoing estimates of the charges the Company expects to incur are subject to assumptions and the execution of employee separation agreements. Actual charges may differ from such estimates.

In May 2023, in connection with our Pledge 1% commitment, we donated 32,155 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $1.0 million of operating expense.

In May 2023, the Company granted RSUs for a total of 81,175 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $2.4 million.

In May 2023, the Company entered into a lease agreement for a new office space in Austin, Texas. The lease commencement date, which is when the premises will become available to the Company for use, is expected to be in the second quarter of fiscal year 2024. The Company is obligated to pay approximately $0.1 million per month beginning in the second quarter of fiscal 2024 through the fourth quarter of fiscal 2025, the expiration date.

In June 2023, the Company closed the acquisition of North Star Y, Pty Ltd (“North Star”) and acquired all of North Star’s outstanding stock for aggregate closing consideration of up to $28.0 million in cash and stock, resulting in the issuance of 190,283 shares of the Company’s Class A common stock, and subject to ordinary course working capital adjustments. The sellers in the transaction may also be entitled to certain earn-out payments based on specified commercial targets over two years, in each case subject to customary payment caps.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2023 that are included in our Annual Report on Form 10-K, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
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

We primarily generate revenue from the sale of subscriptions to customers for the use of our platform. Our subscription fees are principally based on an upfront commitment by our customers for a specific number of monthly active users, messaging volumes, platform access and/or support and certain add-on products. Additionally, we provide professional services, which better enable customers to successfully onboard and use our platform, including certain premium professional services such as email deliverability support and dedicated technical support staff.

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

We have grown significantly in recent periods. We generated revenue of $101.8 million in the three months ended April 30, 2023, representing year-over-year growth of 31.3% from the three months ended April 30, 2022. We had net losses of $38.8 million and $39.6 million in the three months ended April 30, 2023 and 2022, respectively. We had net cash provided by operating activities of $22.5 million in the three months ended April 30, 2023 and net cash provided by operating activities of $17.9 million in the three months ended April 30, 2022, respectively. Our Non-GAAP free cash flow was $21.7 million and $15.7 million in the three months ended April 30, 2023 and 2022, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology. As of April 30, 2023, we had 1,866 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of April 30, 2023, we had 5.1 billion monthly active users, up from 4.8 billion monthly active users as of January 31, 2023.

Braze supports interactions across a broad range of both in-product and out-of-product messaging channels. The flexibility of our platform also allows us to add new channels quickly and efficiently as they become relevant to our customers. The breadth of channels we offer, and our ability to efficiently expand our offering of channels, allows us to expand our reach within existing customers as they purchase additional channels from us.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended April 30, 2023 and April 30, 2022 was 122% and 127%, respectively, for all our customers, and 124% and 133%, respectively, for our customers with ARR of $500,000 or more. In addition, 164 and 129 of our customers had ARR of $500,000 or more as of April 30, 2023 and April 30, 2022, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the three months ended April 30, 2023 and 2022, approximately 43% and 41% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. General macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest have recently led to increased economic uncertainty. We cannot predict if these trends will continue, and, accordingly, we are not able to estimate the ongoing effects on our results of operations, financial condition or liquidity as a result of these macroeconomic factors. For additional details, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Revenue	$101,780	$77,495
Cost of revenue (1)	32,687	25,906
Gross profit	69,093	51,589
Operating expenses:
Sales and marketing (1)	57,262	46,044
Research and development (1)	29,745	21,620
General and administrative (1)	23,983	23,574
Total operating expenses	110,990	91,238
Loss from operations	(41,897)	(39,649)
Other income, net	3,459	30
Loss before provision for income taxes	(38,438)	(39,619)
Provision for income taxes	388	14
Net loss	$(38,826)	$(39,633)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cost of revenue	$889	$920
Sales and marketing	7,848	5,667
Research and development	9,843	6,173
General and administrative	5,566	4,211
Total stock-based compensation expense	$24,146	$16,971

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	32%	33%
Gross profit	68%	67%
Operating expenses:
Sales and marketing	56%	59%
Research and development	29%	28%
General and administrative	24%	31%
Total operating expenses	109%	118%
Loss from operations	(41)%	(51)%
Other income, net	3%	—%
Loss before provision for income taxes	(38)%	(51)%
Provision for income taxes	—%	—%
Net loss	(38)%	(51)%

Comparison of the Three Months Ended April 30, 2023 and April 30, 2022
Revenue

	Three Months Ended April 30,
	2023	2022	Change	% Change
	($ in thousands)
Revenue	$101,780	$77,495	$24,285	31.3%
The increase in revenue of $24.3 million, or 31.3%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily driven by a $24.3 million or 33.4% increase in subscription revenue. Approximately 49.0% of the increase in subscription revenue was attributable to the growth from existing customers due to customer expansion of committed entitlements and features, and the remaining 51.0% was attributable to new customers. Total customers grew to 1,866 as of April 30, 2023 from 1,503 as of April 30, 2022. Professional services revenue was effectively flat period-over-period. Increases in premium deliverability service fees, such as email deliverability support and dedicated support staff revenue services, were offset by the accelerated engagement of new customers with third-party partner-led onboarding for configuration services. Additionally, in the three months ended April 30, 2023, our international revenue increased by $11.1 million as we continue to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2023	2022	Change	% Change
	($ in thousands)
Cost of revenue	$32,687	$25,906	$6,781	26.2%
Gross profit	$69,093	$51,589	$17,504	33.9%
Gross margin	67.9%	66.6%
The increase in cost of revenue of $6.8 million, or 26.2%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, was primarily driven by an increase of $3.6 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $2.7 million increase in third-party messaging fees associated with growth in SMS and new channel offerings. In addition, we had an increase in personnel costs and overhead costs of $0.5 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $17.5 million, or 33.9%, in the three months ended April 30, 2023 compared to the three months ended April 30, 2022, and our gross margin increased 1.3% to 67.9% in the three months ended April 30, 2023 from

66.6% in the three months ended April 30, 2022. These increases were due primarily to economies of scale, predominantly within personnel costs, as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,
	2023	2022	Change	% Change
	($ in thousands)
Sales and marketing	$57,262	$46,044	$11,218	24.4%
The increase in sales and marketing expense of $11.2 million, or 24.4%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, was primarily driven by an increase in personnel costs and overhead costs of $9.6 million, which included $2.2 million of stock-based compensation costs and $7.2 million of payroll, bonus, and employee benefit related costs, as a result of a period-over-period increase in headcount. In addition, net amortization of deferred contract costs increased by $1.6 million as a result of sales growth.
Research and Development Expense

	Three Months Ended April 30,
	2023	2022	Change	% Change
	($ in thousands)
Research and development	$29,745	$21,620	$8,125	37.6%

The increase in research and development expense of $8.1 million, or 37.6%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, was primarily driven by an increase of personnel and overhead costs of $8.5 million, which included $3.7 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform. Increases in expenses were partially offset by a decrease in professional services costs of $0.4 million.

General and Administrative Expense

	Three Months Ended April 30,
	2023	2022	Change	% Change
	($ in thousands)
General and administrative	$23,983	$23,574	$409	1.7%

There was an increase in general and administrative expenses of $0.4 million, or 1.7%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. During the three months ended April 30, 2022, $4.3 million of our general and administrative expense was related to the donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment. Period-over-period, personnel and overhead costs increased by $3.2 million, which included $1.4 million of stock-based compensation costs, and an increase in legal, regulatory, and professional services costs of $0.4 million. Software costs also increased by $0.4 million due primarily to an increase in software subscriptions and the need for additional licenses related to existing subscriptions to support the continued optimization of our administrative support functions.

Other Income (Expense)

	Three Months Ended April 30,
	2023	2022	Change	% Change
	($ in thousands)
Other income, net	$3,459	$30	$3,429	n/m
n/m - not meaningful
The increase in other income, net was primarily driven by investment income in marketable securities. The increase in investment income was substantially related to the higher cash and investments balances maintained related to the proceeds received upon completion of our initial public offering in November 2021.

Liquidity and Capital Resources
Sources of Funds
As of April 30, 2023, our principal source of liquidity was cash, cash equivalents, and marketable securities of $507.4 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $392.4 million as of April 30, 2023, and cash flows provided by operating activities for the three months ended April 30, 2023 of $22.5 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of April 30, 2023, we had total deferred revenue of $181.2 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows Overview
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$22,549	$17,921
Net cash provided by/(used in) investing activities	$24,297	$(407,803)
Net cash provided by financing activities	$2,211	$2,630
Operating Activities
For the three months ended April 30, 2023, net cash provided by operating activities was $22.5 million, primarily due to a net loss of $38.8 million adjusted for non-cash charges of $33.8 million and net changes in our operating assets and liabilities of $27.6 million. The non-cash adjustments primarily relate to stock-based compensation of $24.2 million, amortization of deferred contract costs of $6.7 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $11.0 million and increase in deferred revenue of $15.2 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $9.5 million as a result of commissions on new bookings and renewals.

For the three months ended April 30, 2022, net cash provided by operating activities was $17.9 million, primarily due to a net loss of $39.6 million adjusted for non-cash charges of $28.0 million and net changes in our operating assets and liabilities of $29.6 million. The non-cash adjustments primarily related to stock-based compensation of $17.0 million, amortization of deferred contract costs of $5.4 million and expense associated with the donation of shares of our Class A common stock to a charitable donor-advised fund of $4.3 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $22.0 million and an increase in deferred revenue of $13.2 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $8.2 million as a result of commissions on new bookings and renewals and an overall decrease in accrued expenses and other current liabilities of $2.5 million primarily related to employee compensation costs.
Investing Activities
Net cash provided by investing activities was $24.3 million for the three months ended April 30, 2023, primarily consisting of maturities of marketable securities of $71.5 million, partially offset by purchases of marketable securities of $46.3 million and capitalization of internal-use software costs of $0.9 million.

Net cash used in investing activities was $407.8 million for the three months ended April 30, 2022, primarily consisting of purchases of marketable securities of $421.5 million, partially offset by maturities of marketable securities of $71.5 million.

Financing Activities
Net cash provided by financing activities was $2.2 million for the three months ended April 30, 2023, consisting solely of proceeds from the exercise of common stock options.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$22,549	$17,921
Less:
Purchases of property and equipment	(40)	(1,960)
Capitalized internal-use software costs	(852)	(306)
Non-GAAP free cash flow	$21,657	$15,655
Net cash provided by/(used in) investing activities	$24,297	$(407,803)
Net cash provided by financing activities	$2,211	$2,630
Our free cash flow increased for the three months ended April 30, 2023 from the three months ended April 30, 2022, primarily due to higher collections as a result of seasonally higher billings in the fourth quarter that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

Liquidity Outlook

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contracts with our paying customers and related collection cycles. While our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly-traded company, we believe our current cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $239.6 million and $70.2 million, respectively, as of April 30, 2023, due primarily over the next four years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements, if applicable..
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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $507.4 million as of April 30, 2023, of which $385.9 million was invested in U.S. government securities, foreign bonds, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of April 30, 2023, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2023 because of the material weakness in our internal control, discussed below.

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

As previously disclosed in our Annual Report, we have one material weakness in our internal control that remains unremediated as of April 30, 2023. The material weakness is over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Specifically, adequate controls are not in place related to:

•Maintaining IT General controls over applications and tools used for order management, provisioning, and revenue recognition;
•Reviewing of information generated from application and tools that are used in operation of recording revenue; and
•Reconciling the provisioning of platform stand-ready access with underlying accounting records.

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
•Begun enhancing review procedures over information generated from applications that are utilized in the operation of revenue schedules and controls; and
•Begun developing reporting to reconcile the provisioning of platform stand-ready access with underlying accounting records.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q for the three months ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic events, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations, domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses, such as the conflict in Ukraine and resulting sanctions on Russia. Continued volatility and disruptions may have adverse consequences on us or the third-parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $101.8 million and $77.5 million for the three months ended April 30, 2023 and 2022, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

Any one of these or other risks or uncertainties discussed elsewhere in this report or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations and cash flows, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance, may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline. Additionally, if our assumptions regarding these risks and uncertainties are incorrect or change, including as a result of global or domestic macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest, that impact us and our customers, or if we do not address these risks successfully, our revenue and results of operations could differ materially from our expectations, and our business, financial condition and results of operations may be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $38.8 million and $39.6 million for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, we had an accumulated deficit of $392.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate, and our ability to produce accurate estimates and forecasts may be impacted by economic uncertainty that is outside our control, including as a result of global or domestic macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest, that impact us and our customers. Any of these risks could have a significant impact on our business or the business of our customers, either of which could result in a material adverse effect on our results and operations and cause our current estimates and projections to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

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

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Leanplum (CleverTap), MailChimp (Intuit) and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, in recent years, there has been significant merger and acquisition activity among our competitors, including the acquisition of MailChimp by Intuit and the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. For instance, the SEC has previously indicated that it may increase regulatory focus on the use of customer engagement tools in the financial services industry, and we cannot predict if other regulators will take similar actions in other markets in the future. Any regulatory restrictions on the use of customer engagement tools from the SEC or other domestic or foreign regulators could have the effect of reducing demand for our platform in this and other markets. Further, recent advances in, and the public availability of, generative artificial intelligence may be a significant disruptor in consumer engagement and marketing strategies. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected. Further as we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges.

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

Our subscription fees are principally based on an upfront commitment by our customers for a specific number of monthly active users, messaging volume, platform access and/or support and certain add-on products. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Customers may demand substantial price discounts as part of the negotiation of subscription agreements. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, financial condition and results of operations.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. In addition, as a result of our hybrid work model, called “The Way Braze Works,” we have a large, remote workforce, which adds to the complexity and costs of our business operations. We implemented our hybrid work model in September 2022, and it may also impact our ability to identify, hire and train new personnel. Also, as a public company, potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering or as compared to our private competitors. In addition, our recruiting personnel, methodology and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. Also, it is not uncommon for companies to see significant turnover in their workforce following an initial public offering, a trend which may only be further amplified by the competitive market for highly-skilled employees. If we fail to attract new personnel, experience significant turnover or the loss of key personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects. Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We currently have customers in North America, Europe, the Middle East, the Asia-Pacific region and Latin America. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States as a result of international conflicts, domestic unrest or the emergence of new highly infectious diseases, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

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
•risks related to global health epidemics and related restrictions on our ability and our customers’ ability to travel;
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

We may also face operational or other challenges as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies or employee dissatisfaction, either of which could harm our business.

Acquisitions, strategic investments, partnerships or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. Further, our proceeds from our initial public offering increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. We may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. Additionally, any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

Operating our business and platform involves the collection, use, storage, transfer, sharing and other processing of sensitive, proprietary, confidential, regulated and personal information, including such information that we handle on behalf of our customers. These activities subject us to numerous privacy, data security and data protection obligations, such as various laws, regulations, guidance, industry standards, external and internal policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous privacy, data security and data protection laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Federal laws also limit the processing of personal information of children under 13. Violations of these laws can lead to statutory penalties (up to $46,515 per violation in the case of the Children’s Online Privacy Protection Rule, or COPPA, for example). If a private plaintiff or regulator alleges that our privacy, data security or data protection policies and practices are either unfair or deceptive, we may be subject to litigation or regulatory enforcement. In the United States, there are federal and state laws that prohibit unfair and deceptive acts and practices, with federal enforcement typically arising out of Section 5 of the FTC Act. State analogs to the FTC Act often allow for a private right of action as well (such as the California Unfair Competition Law).

Similarly, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), or the CCPA, imposes privacy, data security and data protection obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). The CCPA authorized the establishment of a regulator, the California Privacy Protection Agency, or the CPPA, which increases the risk of an enforcement action. Other states also have enacted, or are considering enacting, comprehensive data privacy laws. If we become subject to further new privacy, data security or data protection laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Outside of the United States, an increasing number of laws, regulations, and industry standards apply with respect to privacy, data security and data protection. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the version thereof implemented into the laws of the United Kingdom, or the U.K. GDPR, impose strict requirements with respect to processing the personal data of individuals located within the European Economic Area, or the EEA, and the United Kingdom, or the U.K., respectively. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater (and the U.K. GDPR currently imposes comparable penalties). Furthermore, individuals in the EEA and the U.K., may initiate litigation related to our processing of their personal data. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, also apply to our operations.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not believe provides an adequate level of privacy and data security protections. The European Commission released a set of updated “Standard Contractual Clauses” in 2021, the 2021 SCCs, that, together with certain additional safeguards, are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to non-adequate countries. With respect to such additional safeguards,

European Union, or EU, authorities have also stated that the party transferring data (the “data exporter”) from the EEA to a jurisdiction without an adequate data protection regulatory environment must be satisfied that the party receiving the personal data (the “data importer”) has in place sufficient “supplementary measures” to protect the personal data, including from access from sovereign states. Various legal challenges throughout the EEA have questioned what are acceptable “supplementary measures” that would allow data importers and data exporters to validly rely on the 2021 SCCs and sufficiently protect the personal data from public access. For example, on May 22, 2023, Ireland’s Data Protection Commission, or the DPC, fined Meta Platforms Ireland Ltd. 1.2 billion Euro for violating the EU GDPR’s data transfer requirements by unlawfully transferring the personal data of Facebook users from the EEA to the United States, and ordered Meta to suspend any future transfers of such personal data to the United States within five months and to stop further processing and storage in the U.S. of such personal data within six months. The DPC stated that Meta did not adequately protect the rights of its European users in connection with such personal data transfers because Meta did not have adequate supplementary measures in place in addition to the 2021 SCCs. This emerging case law sets a very high standard for acceptable supplementary measures. While the DPC’s decision applies solely to Meta, it is still possible that, as a result of the Meta decision, the supplementary measures we have implemented will not be deemed to be adequate, and we could be required to stop transferring personal data from the EEA to the United States and to cease processing such personal data in the United States. The validity of relying on the 2021 SCCs as a transfer mechanism is expected to be the subject of further litigation in the EU. The EU and US are in discussions to facilitate the flows of personal data across EU-US borders, which has resulted in the EU-U.S. Data Privacy Framework. At this time, the European Commission has launched the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework, but there are several rounds of approval that must be obtained for the adequacy decision to come into effect, and there are indications that EU authorities remain skeptical of the adequacy of the proposed framework and, as a result, any adequacy decision, if issued, may face legal challenge from EU privacy activists. Other jurisdictions around the world are also developing their own unique set of restrictions and mechanisms to allow cross border data flows. For instance, in March 2022, the U.K. adopted both its own “International Data Transfer Agreement” and a “UK Addendum” to the 2021 SCCs as the valid transfer mechanism for sending U.K. personal data to those countries that the U.K. does not recognize as providing an adequate level of protection, such as the United States.

In addition to EU and U.K. restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and data localization laws, any of which could increase the cost and complexity of doing business in those jurisdictions. If we cannot implement a workable, valid compliance mechanism for cross-border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from the EEA or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to offer our full range of services in the EEA and elsewhere; limiting our ability to collaborate with parties that are subject to EU and other privacy, data security and data protection laws or requiring us to increase our personal data processing capabilities in the EEA and elsewhere at significant expense.

Our obligations related to privacy, data protection and data security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable privacy, data security and data protection obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. If we fail, or are perceived to have failed, to address or comply with privacy, data security and data protection obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar actions), litigation (including class-related claims), additional reporting requirements or oversight, bans on processing personal information and orders to delete or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to, loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or action, adverse publicity or revision or restructuring of our operations.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third-parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third-parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cyberthreats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur the future, including in connection with the ongoing conflict between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third-parties upon whom we rely) to provide our platform.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal information in our control, our security measures or those of the third-parties on which we rely may not be effective against current or future security risks and threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to, and following, the COVID-19 pandemic and will likely continue into the foreseeable future.

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

As of April 30, 2023, we had 23 granted patents related to our platform and its technology and two patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

In response to the COVID-19 pandemic, governments previously instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions prompted shifts from physical commerce to ecommerce, from in-room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that have benefited from increased demand during the COVID-19 pandemic, this trend may not continue. As the COVID-19 pandemic continues to abate, some of our customers may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

Natural catastrophic events and human-made problems such as climate change, power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics, telecommunications failure, climate change-related events or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data. Such events could prevent us from providing our platform and products to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure, or information technology systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our results of operations. In addition, many companies that provide cloud-based services have reported a significant increase in cyberattack activity in recent years. Further, events outside of our control, including natural disasters, climate change-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

Risks Related to Public Company Reporting

We have an unremediated material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2023, and the review and preparation of our unaudited condensed consolidated financial statements for the three months ended April 30, 2023, we determined that our material weakness related to the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, was unremediated as of April 30, 2023.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of April 30, 2023, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 84.2% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 81.4% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual class structure, combined with the concentrated control of certain stockholders, including our executive officers, employees and directors, investors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes, and our dual class capital structure may make it more difficult for us, or make us ineligible, to be included in certain stock indexes. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

An active public trading market for our Class A common stock may not develop or be sustained.

Prior to the closing of our initial public offering, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

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

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. Our business results may vary significantly from such analyst estimates or any analyst consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions, including as a result of global or domestic macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest, that impact us and our customers, which could adversely affect our business, financial condition and results of operations. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None.
Use of Proceeds

Not applicable.
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
Date: June 8, 2023

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: June 8, 2023