Form 10-Q
period 2023-07-31
Braze, Inc.
filed 2023-09-08
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 31, 2023, there were 67,197,707 shares of the registrant’s Class A and 31,669,159 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2023

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at July 31, 2023 (Unaudited) and January 31, 2023	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended July 31, 2023 and 2022	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended July 31, 2023 and 2022	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three and Six Months Ended July 31, 2023 and 2022	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2023 and 2022	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6.	Exhibits	70

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
•the size and growth rates of the markets in which we compete; and
•the anticipated benefits or effects of any completed or future acquisitions or international expansion.

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	July 31, 2023	January 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,302	$68,587
Restricted cash, current	3,373	—
Accounts receivable, net of allowance of $2,414 and $1,613 at July 31, 2023 and January 31, 2023, respectively	70,133	78,338
Marketable securities	394,946	410,083
Prepaid expenses and other current assets	28,281	26,163
Total current assets	574,035	583,171
Restricted cash, noncurrent	530	4,036
Property and equipment, net	20,680	20,339
Operating lease right-of-use assets	45,375	46,261
Deferred contract costs	55,456	48,451
Goodwill	28,045	—
Intangible assets, net	4,122	500
Other assets	3,897	2,648
TOTAL ASSETS	$732,140	$705,406
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,882	$3,101
Accrued expenses and other current liabilities	56,261	37,415
Deferred revenue	176,803	166,092
Operating lease liabilities, current	13,522	10,695
Total current liabilities	248,468	217,303
Operating lease liabilities, noncurrent	38,063	40,590
Other long-term liabilities	4,510	755
TOTAL LIABILITIES	291,041	258,648
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	728	1,455
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of July 31, 2023 and January 31, 2023, respectively; 66,542,527 and 61,585,973 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	6	6
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of July 31, 2023 and January 31, 2023, respectively; 31,687,453 and 34,389,453 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	4	4
Additional paid-in capital	870,313	806,044
Accumulated other comprehensive loss	(5,877)	(6,824)
Accumulated deficit	(424,075)	(353,927)
TOTAL STOCKHOLDERS’ EQUITY	440,371	445,303
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$732,140	$705,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Revenue	$115,107	$86,131	$216,887	$163,626
Cost of revenue	35,474	27,352	68,161	53,258
Gross profit	79,633	58,779	148,726	110,368

Operating expenses:
Sales and marketing	60,417	50,007	117,679	96,051
Research and development	29,132	23,336	58,877	44,956
General and administrative	25,453	20,543	49,436	44,117
Total operating expenses	115,002	93,886	225,992	185,124
Loss from operations	(35,369)	(35,107)	(77,266)	(74,756)
Other income, net	3,865	1,729	7,324	1,759
Loss before provision for income taxes	(31,504)	(33,378)	(69,942)	(72,997)
Provision for income taxes	545	35	933	49
Net loss	(32,049)	(33,413)	(70,875)	(73,046)
Net loss attributable to redeemable non-controlling interest	(355)	(527)	(727)	(891)
Net loss attributable to Braze, Inc.	$(31,694)	$(32,886)	$(70,148)	$(72,155)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.33)	$(0.35)	$(0.72)	$(0.77)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	97,180	94,103	97,023	93,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(32,049)	$(33,413)	$(70,875)	$(73,046)
Other comprehensive loss:
Change in foreign currency translation adjustments	130	(193)	196	(755)
Unrealized gains (losses) on marketable securities	(696)	(1,164)	751	(2,359)
Other comprehensive income (loss), net	(566)	(1,357)	947	(3,114)
Comprehensive loss, net	(32,615)	(34,770)	(69,928)	(76,160)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(355)	(527)	(727)	(891)
Comprehensive loss attributable to Braze, Inc.	$(32,260)	$(34,243)	$(69,201)	$(75,269)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2023	$1,083	96,864	$10	$832,831	$(392,381)	$(5,311)	$435,149
Issuance of common stock for options exercised	—	573	—	1,900	—	—	1,900
Issuance of common stock under employee stock purchase plan	—	128	—	3,222	—	—	3,222
Vesting of restricted stock units	—	443	—	—	—	—	—
Stock-based compensation	—	—	—	25,396	—	—	25,396
Other comprehensive income	—	—	—	—	—	(566)	(566)
Net loss attributable to redeemable non-controlling interests	(355)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	964	—	—	964
Issuance of common stock from acquisition	—	190	—	6,000	—	—	6,000
Net loss attributable to Braze Inc.	—	—	—	—	(31,694)	—	(31,694)
Balance at July 31, 2023	$728	98,230	$10	$870,313	$(424,075)	$(5,877)	$440,371

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2022	$2,871	93,807	$9	$741,291	$(254,230)	$(2,397)	$484,673
Issuance of common stock for options exercised	—	750	—	2,781	—	—	2,781
Vesting of early exercised options	—	—	—	28	—	—	28
Vesting of restricted stock units	—	160	—	—	—	—	—
Stock-based compensation	—	—	—	17,312	—	—	17,312
Other comprehensive loss	—	—	—	—	—	(1,357)	(1,357)
Net loss attributable to redeemable non-controlling interests	(527)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(32,886)	—	(32,886)
Balance at July 31, 2022	$2,344	94,717	$9	$761,412	$(287,116)	$(3,754)	$470,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(cont.) (in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	1,249	—	4,111	—	—	4,111
Issuance of common stock under employee stock purchase plan	—	128	—	3,222	—	—	3,222
Vesting of restricted stock units	—	656	—	—	—	—	—
Stock-based compensation	—	—	—	49,972	—	—	49,972
Other comprehensive income	—	—	—	—	—	947	947
Net loss attributable to redeemable non-controlling interests	(727)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	964	—	—	964
Issuance of common stock from acquisition	—	190	—	6,000	—	—	6,000
Net loss attributable to Braze, Inc.	—	—	—	—	(70,148)	—	(70,148)
Balance at July 31, 2023	$728	98,230	$10	$870,313	$(424,075)	$(5,877)	$440,371

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	1,416	—	5,411	—	—	5,411
Vesting of early exercised options	—	—	—	82	—	—	82
Vesting of restricted stock units	—	238		—	—	—	—
Repurchase of unvested shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	34,484	—	—	34,484
Other comprehensive loss	—	—	—	—	—	(3,114)	(3,114)
Net loss attributable to redeemable non-controlling interests	(891)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(72,155)	—	(72,155)
Balance at July 31, 2022	$2,344	94,717	$9	$761,412	$(287,116)	$(3,754)	$470,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(70,875)	$(73,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	49,002	34,253
Amortization of deferred contract costs	13,941	10,984
Depreciation and amortization	2,845	1,900
Provision for credit losses	1,294	(155)
Value of common stock donated to charity	964	4,260
Amortization of discount/premium on marketable securities	991	215
Non-cash foreign exchange loss	510	295
Other	494	(36)
Changes in operating assets and liabilities:
Accounts receivable	8,926	16,622
Prepaid expenses and other current assets	(2,029)	3,110
Deferred contract costs	(21,018)	(14,661)
ROU assets and liabilities	991	2,617
Other assets	(959)	521
Accounts payable	(1,315)	582
Accrued expenses and other current liabilities	15,297	4,419
Deferred revenue	6,471	9,703
Other long-term liabilities	(498)	17
Net cash provided by operating activities	5,032	1,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition; net of cash acquired	(16,318)	—
Purchases of property and equipment	(427)	(9,844)
Capitalized internal-use software costs	(1,640)	(783)
Purchases of marketable securities	(121,392)	(543,880)
Maturities of marketable securities	136,289	150,708
Net cash used in investing activities	(3,488)	(403,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	7,333	5,411
Net cash provided by financing activities	7,333	5,411
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(295)	(1,268)
Net change in cash, cash equivalents, and restricted cash	8,582	(398,056)
Cash, cash equivalents, and restricted cash, beginning of period	72,623	482,973
Cash, cash equivalents, and restricted cash, end of period	$81,205	$84,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended July 31,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$85	$317

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$934	$379
Net change in capitalized internal-use software development costs in accrued expenses	$—	$21
Unrealized net gain (loss) on marketable investment securities	$751	$(2,359)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$90	$232
Vesting of early exercised options	$—	$82
Asset retirement obligation	$11	$380
Common stock issuance, acquisition	$(6,000)	$—
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of July 31, 2023, we also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, Sydney, and Tokyo.
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
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reported period. We evaluate estimates based on historical and anticipated results, trends, and various other assumptions. Significant items subject to such estimates and assumptions include, but are not limited to, the standalone selling price for separate performance obligations in our revenue arrangements, expected period of benefit for deferred contract costs, the valuation of common stock and stock-based compensation, the allocation of overhead costs between cost of revenue and operating expenses, the estimated useful lives of intangible and depreciable assets, the fair value of acquired assets and assumed liabilities from business combinations, valuation of long-lived assets and their recoverability, including goodwill, the incremental borrowing rate, the valuation of deferred tax assets and liabilities and other tax estimates including our ability to utilize net operating losses.

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and six months ended July 31, 2023 and July 31, 2022, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of July 31, 2023 and January 31, 2023, no customers accounted for 10% or more of our total accounts receivable balance.

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, but these estimates are inherently uncertain and subject to refinement. During the measurement period, the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. Goodwill is tested for impairment at the reporting unit level.

The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit and indefinite-lived intangible assets are less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The quantitative impairment test for goodwill involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill.

The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a discounted cash flow valuation analysis that employs different valuation methodology in estimating the fair value of the asset. Significant judgments are inherent in the discounted cash flow analysis.

The Company has determined that it operates as one reporting unit and has selected November 1 as the date to perform its annual impairment test. No goodwill impairment charges have been recorded for any period presented.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2021-08 prospectively during the second quarter of the fiscal year ended January 31, 2024, and determined that ASU 2021-08 does not have a material impact on the Company’s consolidated financial statements nor its related disclosures.

The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on the Company's condensed consolidated financial statements.

3. Revenue from Contracts with Customers

Disaggregated Revenue Streams

The following disaggregation depicts the nature, amount, timing and uncertainty of cash flows related to the primary types of revenue from contracts with customers.

The following table presents total revenue by type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Subscription	$109,711	$81,727	$206,857	$154,563
Professional services and other	5,396	4,404	10,030	9,063
Total	$115,107	$86,131	$216,887	$163,626

The following table presents total revenue by geography (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$65,114	$49,875	$123,617	$95,227
International	49,993	36,256	93,270	68,399
Total	$115,107	$86,131	$216,887	$163,626

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.4 million and $1.0 million as of July 31, 2023 and January 31, 2023, respectively.

Contract Balances

Contract Assets

Contract assets as of July 31, 2023 and January 31, 2023 were $0.9 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and six months ended July 31, 2023 from amounts included in deferred revenue at January 31, 2023, was $51.1 million and $128.2 million, respectively. Revenue recognized during the three and six months ended July 31, 2022 from amounts included in deferred revenue at January 31, 2022, was $37.7 million and $97.2 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2023	$1,613
Reserve:
Credit losses	1,290
Deferred revenue	1,444
Write-offs	(1,993)
Recoveries	60
Balance at July 31, 2023	$2,414

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
July 31, 2022	$410.5	$274.2	$136.3
October 31, 2022	408.7	283.3	125.4
January 31, 2023	455.7	312.6	143.1
April 30, 2023	477.5	325.4	152.1
July 31, 2023	523.5	353.3	170.2
4. Variable Interest Entity and Redeemable Non-Controlling Interest

On September 14, 2020, we, along with Japan Cloud Computing Co., Ltd., and M30 LLC, (the “Investors”), entered into an agreement, whereby each Investor agreed to purchase shares of common stock of Braze Kabushiki Kaisha (“Braze KK” and “Braze KK Shares”) for a total purchase price of $10.0 million in two tranches of $5.0 million per tranche in September 2020 and September 2021, to engage in the investment, organization, management and operation of Braze KK focused on the distribution of our products in Japan. The purpose of this arrangement was to further expand our business in the Japanese market.

In March 2022, we consented to the issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of July 31, 2023, the liability balance was $0.2 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2023	$1,455
Net loss attributable to redeemable non-controlling interest	(727)
Balance as of July 31, 2023	$728
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$30,167	$—	$—	$30,167
U.S. government securities	8,224	—	—	8,224
	38,391	—	—	38,391
Marketable securities
U.S. government securities	$304,113	$—	$—	$304,113
Foreign securities	—	6,263	—	6,263
Corporate debt securities	—	84,570	—	84,570
Total marketable securities	304,113	90,833	—	394,946

Liabilities
Contingent consideration	$—	$—	$1,593	$1,593
Total liabilities	—	—	1,593	1,593
Total financial assets	$342,504	$90,833	$1,593	$434,930

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$30,873	$—	$—	$30,873
	30,873	—	—	30,873
Marketable securities
U.S. government securities	$307,744	$—	$—	$307,744
Foreign securities	—	2,967	—	2,967
Corporate debt securities	—	99,372	—	99,372
Total marketable securities	307,744	102,339	—	410,083
Total financial assets	$338,617	$102,339	$—	$440,956

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of July 31, 2023 and January 31, 2023. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

The fair value of our contingent consideration is estimated using Level 3 unobservable inputs. The estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain, and involve significant judgments by management. We will reassess the fair value of contingent consideration quarterly until the contingency is resolved. The short-term portion of the contingent consideration is recorded within accrued expenses and other current liabilities and the long-term portion is recorded within other-long term liabilities on the consolidated balance sheets. Changes in the fair value are recorded in operating income in the consolidated statements of operations.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	July 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$308,062	$—	$(3,949)	$304,113
Foreign securities	6,338	1	(76)	6,263
Corporate debt securities	85,372	11	(813)	84,570
Total	$399,772	$12	$(4,838)	$394,946

	January 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$312,044	$31	$(4,331)	$307,744
Foreign securities	3,028	—	(61)	2,967
Corporate debt securities	100,589	27	(1,244)	99,372
Total	$415,661	$58	$(5,636)	$410,083

Accrued interest receivables related to our available-for-sale securities of $2.5 million as of July 31, 2023 and $2.0 million as of January 31, 2023, were included within prepaid expenses and other assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented.

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands):

	July 31, 2023
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$149,021	$(2,111)
Foreign securities	3,946	(56)
Corporate debt securities	59,114	(697)
Total	$212,081	$(2,864)

No individual security incurred continuous unrealized losses for greater than 12 months as of January 31, 2023.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of July 31, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of July 31, 2023 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of July 31, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of July 31, 2023 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	July 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$226,793	$223,924
Due in 1 year through 5 years	172,979	171,022
Total	$399,772	$394,946

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$247,214	$244,280
Due in 1 year through 5 years	168,447	165,803
Total	$415,661	$410,083
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The components of investment income were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Interest income	$3,245	$1,956	$6,173	$2,399
Amortization of discount/premium, net	520	202	991	215
Investment income	$3,765	$2,158	$7,164	$2,614
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	July 31, 2023	January 31, 2023
Capitalized internal-use software	$9,919	$7,344
Computer equipment, office equipment, and software	7,669	8,111
Leasehold improvements	10,128	9,410
Furniture and fixtures	4,259	4,085
Total property and equipment	31,975	28,950
Less: accumulated depreciation and amortization	(11,295)	(8,611)
Total property and equipment, net	$20,680	$20,339

The total depreciation expense and amortization expense for property and equipment was $1.5 million and $0.9 million during the three months ended July 31, 2023 and 2022, respectively and $2.7 million and $1.9 million during the six months ended July 31, 2023 and 2022, respectively. During the three and six months ended July 31, 2023, the Company removed $0.2 million and $0.5 million, respectively, of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation, which had minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $1.2 million and $0.7 million during the three months ended July 31, 2023 and 2022, respectively, and $2.5 million and $1.2 million during the six months ended July 31, 2023 and 2022, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $0.6 million and $0.4 million for the three months ended July 31, 2023 and 2022, respectively, and $1.1 million and $0.9 million during the six months ended July 31, 2023 and 2022, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2023	January 31, 2023
Prepaid software subscriptions	$13,548	$12,574
Prepaid advertising	707	833
Prepaid insurance	1,574	2,795
Investment interest receivable	2,532	2,013
Consumption tax receivable	1,302	1,045
Prepaid events	3,193	657
Prepaid employee benefits	548	811
Other	4,877	5,435
Total prepaid expenses and other current assets	$28,281	$26,163
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	July 31, 2023	January 31, 2023
Accrued compensation costs	$24,285	$12,644
Accrued software subscriptions	10,693	8,454
Accrued commissions	7,224	6,205
Accrued professional service fees	1,731	1,779
Accrued advertising	1,316	922
Accrued tax liability	6,513	4,188
ESPP payable	930	322
Other	3,569	2,901
Total accrued expenses and other current liabilities	$56,261	$37,415
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $1.2 million and $1.2 million for the three months ended July 31, 2023 and 2022, respectively, and $3.6 million and $3.0 million during the six months ended July 31, 2023 and 2022, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 32,155 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $1.0 million of expense within general and administrative in our consolidated statements of operations during the three months ended July 31, 2023. There were no donations in the three months ended July 31, 2022.

We donated 32,155 and 96,465 shares of our Class A common stock that resulted in the recognition of $1.0 million and $4.3 million of expense within general and administrative in our consolidated statements of operations during the six months ended July 31, 2023 and 2022, respectively.
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

Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	4,625,518
Granted	3,486,205	$33.80
Vested	(655,621)	$41.49
Forfeited	(435,827)	$37.06
Balance as of July 31, 2023	7,020,275

RSUs granted during the six months ended July 31, 2023 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue	$901	$911	$1,790	$1,831
Sales and marketing	7,807	5,439	15,655	11,106
Research and development	9,929	6,921	19,772	13,094
General and administrative	6,139	3,842	11,705	8,053
Stock-based compensation, net of amounts capitalized	$24,776	$17,113	$48,922	$34,084
Capitalized stock-based compensation expense	454	299	934	531
Total stock-based compensation expense	$25,230	$17,412	$49,856	$34,615

As of July 31, 2023, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$36,581	$178,464
Weighted-average remaining recognition period (years)	2.08	2.92

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

The Company recognized $0.6 million and $0.3 million of stock-based compensation expense related to the ESPP in the three months ended July 31, 2023 and 2022, respectively, and $1.4 million and $0.3 million during the six months ended July 31, 2023 and 2022, respectively.

As of July 31, 2023, $0.9 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the three months ended July 31, 2023, the Company issued 128,104 shares of Class A common stock under the ESPP. As of July 31, 2023, 3,461,054 shares of Class A common stock remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $0.5 million and $0.5 million as of July 31, 2023 and January 31, 2023, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. As of January 31, 2023, we have filed prior period returns in several jurisdictions in order to remediate this potential exposure, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of July 31, 2023, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from two to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for the three and six months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating lease cost	$3,862	$3,397	$7,513	$6,893
Variable lease cost	778	675	1,450	1,260
Short-term lease cost	97	568	385	1,120
Total net lease cost	$4,737	$4,640	$9,348	$9,273

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

Remainder of 2024	$6,008
2025	13,317
2026	8,609
2027	7,550
2028	6,101
Thereafter	19,569
Total future undiscounted lease payments	$61,154
Less: imputed interest	(9,567)
Less: tenant improvement allowance not yet received	—
Total reported lease liability	$51,587

The Company's lease terms and discount rates are as follows:

July 31, 2023
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	5.6%

Other information for the Company's leases is as follows (in thousands):

	Six Months Ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$5,788	$4,691
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,524	$—

New York City Headquarters Agreement

In November 2022, the Company entered into a Sublease Agreement (the “Sublease”) pursuant to which the Company agreed to lease approximately 92,300 square feet of general office space in New York, New York. The term of the Sublease commences on October 1, 2023 and will terminate on January 30, 2034. Under the Sublease, the Company's fixed rent obligation is $0.6 million per month, provided, that the Company shall be entitled to a rent abatement in the aggregate amount of $6.6 million to be applied in equal monthly installments until the abatement amount is fully exhausted. The Sublease contains customary provisions for real property subleases of this type, including specified termination rights.
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $0.5 million and $0.0 million for the three months ended July 31, 2023 and 2022, respectively. The effective tax rate for the three months ended July 31, 2023 and 2022 was (1.7)% and (0.1)%, respectively. The Company recorded an income tax provision of $0.9 million and $0.0 million for the six months ended July 31, 2023 and 2022, respectively. The effective tax rate for the six months ended July 31, 2023 and 2022 was (1.3)% and (0.1)%, respectively.

The provision for income taxes recorded for the three and six months ended July 31, 2023 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common shareholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Braze, Inc.	$(31,694)	$(32,886)	$(70,148)	$(72,155)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	97,187	94,134	97,037	93,706
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(7)	(31)	(14)	(38)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	97,180	94,103	97,023	93,668
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.33)	$(0.35)	$(0.72)	$(0.77)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common shareholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Options to purchase common stock	6,846	9,160	14,286	9,160
Restricted stock units	7,020	3,397	14,354	3,397
ESPP shares estimated to be purchased	96	96	96	96
Total	13,962	12,653	28,736	12,653

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.4 million and $0.4 million during the three months ended July 31, 2023 and 2022, respectively, and $1.2 million and $1.0 million during the six months ended July 31, 2023 and 2022, respectively.

18. Restructuring

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. As a result, the Company recorded associated severance and other termination costs of approximately $0.6 million in the three months ended July 31, 2023 related to these measures.

No restructuring costs were recognized during the three months ended July 31, 2022.

19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s exclusive reseller in Australia and New Zealand. The transaction provides Braze with a direct market presence in Australia and New Zealand, along with local market expertise from the North Star team.

The total purchase price consideration of $28.5 million consisted of cash payments of $17.6 million, $6.0 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which is $1.6 million as of the acquisition date. The sellers are eligible to receive cash earn out payments calculated based on qualified revenue performance metrics for the two individual twelve month periods immediately subsequent to the closing of the acquisition. The earn out payments are capped at $10.0 million for the first earn out period and $16.0 million for second earn out period.

Due to the proximity of the closing date of the acquisition to the balance sheet date, the preliminary purchase price allocation to the assets acquired and liabilities assumed was based on the Company’s best estimate of the fair value at the acquisition date. The preliminary purchase price was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.0 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

An indemnification holdback of $2.8 million was recorded within other long-term liabilities on the consolidated balance sheets. The indemnification holdback represents security for potential indemnification claims against the seller. The indemnification holdback will be released subject to amounts withheld for actual, pending or potential claims.

A working capital holdback amount of $0.5 million has been recorded within accrued expenses and other current liabilities on the consolidated balance sheets. The working capital holdback will be released subject to the completion of post-close adjustment procedures.

The results of operations of North Star from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the six months ended July 31, 2023.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(54)	$3,065	10 years
Restrictive covenant relationships	186	(16)	170	2 years
Trademark	465	(78)	387	1 year
Total amortizable intangible assets	3,770	(148)	3,622
Non-amortizable intangible assets
Technology licenses	500	—	500	n/a
Total intangible assets, net	$4,270	$(148)	$4,122

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total	$500	$—	$500

Intangible amortization expense was approximately $0.1 million for the three months ended July 31, 2023. There was no intangible amortization expense for the three months ended July 31, 2022.

As of July 31, 2023, future amortization expense by fiscal year is expected to be as follows (in thousands):

Amount
Remainder of 2024	$432
2025	560
2026	343
2027	312
2028	312
Thereafter	1,663
Total	$3,622

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2023	$—
North Star Acquisition	28,045
Balance at July 31, 2023	$28,045

22. Subsequent Events

In August 2023, the Company entered into a re-negotiated renewal of a non-cancelable purchase agreement with a strategic vendor for a spend commitment of $25.0 million. The term of the agreement commenced on August 1, 2023 and will terminate on December 31, 2024.

In September 2023, the Company granted RSUs for a total of 170,269 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $7.5 million.

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

We primarily generate revenue from the sale of subscriptions to customers for the use of our platform. Our subscription fees are principally based on an upfront commitment by our customers for messaging volumes, a specific number of monthly active users, platform access and/or support and certain add-on products. Additionally, we provide professional services, which better enable customers to successfully onboard and use our platform, including certain premium professional services such as email deliverability support and dedicated technical support staff.

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

We have grown significantly in recent periods. We generated revenue of $115.1 million and $86.1 million in the three months ended July 31, 2023, and 2022, respectively, representing year-over-year growth of 33.6%, and $216.9 million and $163.6 million in the six months ended July 31, 2023 and 2022, respectively, representing year-over-year growth of 32.6%. We had net losses of $32.0 million and $33.4 million in the three months ended July 31, 2023 and 2022, respectively, and $70.9 million and $73.0 million in the six months ended July 31, 2023 and 2022, respectively. We had net cash provided by operating activities of $5.0 million in the six months ended July 31, 2023 and net cash provided by operating activities of $1.6 million in the six months ended July 31, 2022, respectively. Our Non-GAAP free cash flow was $3.0 million and $(9.0) million in the six months ended July 31, 2023 and 2022, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology. As of July 31, 2023, we had 1,958 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of July 31, 2023, we had 5.5 billion monthly active users, up from 4.8 billion monthly active users as of January 31, 2023.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended July 31, 2023 and July 31, 2022 was 120% and 126%, respectively, for all our customers, and 123% and 130%, respectively, for our customers with ARR of $500,000 or more. In addition, 173 and 139 of our customers had ARR of $500,000 or more as of July 31, 2023 and July 31, 2022, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the six months ended July 31, 2023 and 2022, approximately 43% and 42% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

We expect that general and administrative expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future but decrease as a percentage of revenue over the long term, as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on The Nasdaq Stock Market LLC, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for directors’ and officers’ insurance, investor relations and professional services.

Other Income, Net

Other income, net, primarily consists of net exchange gains or losses on foreign currency transactions and investment income consists primarily of income earned on our investments, cash and cash equivalents, and restricted cash.

Provision for Income Taxes

Provision for income taxes consists of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance in jurisdictions where we had net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$115,107	$86,131	$216,887	$163,626
Cost of revenue (1)	35,474	27,352	68,161	53,258
Gross profit	79,633	58,779	148,726	110,368
Operating expenses:
Sales and marketing (1)	60,417	50,007	117,679	96,051
Research and development (1)	29,132	23,336	58,877	44,956
General and administrative (1)	25,453	20,543	49,436	44,117
Total operating expenses	115,002	93,886	225,992	185,124
Loss from operations	(35,369)	(35,107)	(77,266)	(74,756)
Other income, net	3,865	1,729	7,324	1,759
Loss before provision for income taxes	(31,504)	(33,378)	(69,942)	(72,997)
Provision for income taxes	545	35	933	49
Net loss	$(32,049)	$(33,413)	$(70,875)	$(73,046)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$901	$911	$1,790	$1,831
Sales and marketing	7,807	5,439	15,655	11,106
Research and development	9,929	6,921	19,772	13,094
General and administrative	6,139	3,842	11,705	8,053
Total stock-based compensation expense	$24,776	$17,113	$48,922	$34,084

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	31%	32%	31%	33%
Gross profit	69%	68%	69%	67%
Operating expenses:
Sales and marketing	53%	58%	54%	59%
Research and development	25%	27%	27%	27%
General and administrative	22%	24%	23%	27%
Total operating expenses	100%	109%	104%	113%
Loss from operations	(31)%	(41)%	(35)%	(46)%
Other income, net	3%	2%	3%	1%
Loss before provision for income taxes	(28)%	(39)%	(32)%	(45)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(28)%	(39)%	(32)%	(45)%

Comparison of the Three Months Ended July 31, 2023 and July 31, 2022
Revenue

	Three Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Revenue	$115,107	$86,131	$28,976	33.6%
The increase in revenue of $29.0 million, or 33.6%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 was primarily driven by a $28.0 million, or 34.2%, increase in subscription revenue. Approximately 51.7% of this increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 48.3% was attributable to new customers. Total customers grew to 1,958 as of July 31, 2023 from 1,599 as of July 31, 2022. Professional services revenue increased $1.0 million, or 22.5%, due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the accelerated engagement of new customers with third-party partner-led onboarding for configuration services. Additionally, in the three months ended July 31, 2023, our international revenue increased by $13.7 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Cost of revenue	$35,474	$27,352	$8,122	29.7%
Gross profit	$79,633	$58,779	$20,854	35.5%
Gross margin	69.2%	68.2%
The increase in cost of revenue of $8.1 million, or 29.7%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 was primarily driven by an increase of $4.3 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $3.1 million increase in third-party messaging fees associated with growth in channel utilization. In addition, we had an increase in personnel costs and overhead costs of $0.5 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $20.9 million, or 35.5%, in the three months ended July 31, 2023 compared to the three months ended July 31, 2022, and our gross margin increased 1.0% to 69.2% in the three months ended July 31, 2023 from 68.2% in the three months ended July 31, 2022. These increases were due primarily to economies of scale and the optimization of costs of our tech stack as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Sales and marketing	$60,417	$50,007	$10,410	20.8%
The increase in sales and marketing expense of $10.4 million, or 20.8%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022, was primarily driven by an increase in personnel costs and overhead costs of $10.9 million, which included $2.4 million of stock-based compensation costs and $6.8 million of payroll, bonus, and employee benefit related costs, as a result of a period-over-period increase in headcount. Further, of the $10.9 million of personnel costs and overhead costs, $0.5 million was related to restructuring costs.
Research and Development Expense

	Three Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Research and development	$29,132	$23,336	$5,796	24.8%

The increase in research and development expense of $5.8 million or 24.8%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022, was primarily driven by an increase of personnel and overhead costs of $6.2 million, which included $3.0 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform. Increases in expenses were partially offset by a decrease in professional services costs of $0.3 million and a decrease in travel and entertainment expense of $0.3 million.

General and Administrative Expense

	Three Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
General and administrative	$25,453	$20,543	$4,910	23.9%

The increase in general and administrative expenses of $4.9 million, or 23.9%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022, was primarily driven by an increase of personnel and overhead costs of $3.4 million, which included $2.3 million of stock-based compensation costs. Additionally, the increase was driven in part by a donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment, valued at $1.0 million, as the Company shifted cadence from a single tranche donation to multiple tranche donations, and an increase in software costs of $0.5 million due to an increase in software subscriptions to support the continued optimization of our administrative support functions.

Other Income

	Three Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Other income, net	$3,865	$1,729	$2,136	123.5%

The increase in other income, net of $2.1 million, or 123.5%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022, was attributable to a $2.1 million increase in investment income from marketable securities. The investment income increase was driven primarily by the strengthening of interest rates.

Comparison of the Six Months Ended July 31, 2023 and July 31, 2022
Revenue

	Six Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Revenue	$216,887	$163,626	$53,261	32.6%
The increase in revenue of $53.3 million, or 32.6%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, was primarily driven by a $52.3 million, or 33.8%, increase in subscription revenue. Approximately 55.9% of the increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 44.1% was attributable to new customers. Total customers grew to 1,958 as of July 31, 2023 from 1,599 as of July 31, 2022. Professional services revenue increased $1.0 million, or 10.7%, due to an increase in premium services, technical account management, and support engagement services. These increases were partially offset by the accelerated engagement of new customers with third-party partner-led onboarding for configuration services. Additionally, in the six months ended July 31, 2023, our international revenue increased by $24.9 million, or 36.4%, as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Cost of revenue	$68,161	$53,258	$14,903	28.0%
Gross profit	$148,726	$110,368	$38,358	34.8%
Gross margin	68.6%	67.5%

The increase in cost of revenue of $14.9 million, or 28.0%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, was primarily driven by an increase of $7.8 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $5.8 million increase in third-party messaging fees associated with growth in our channel utilization. In addition, we had an increase in personnel costs and overhead costs of $1.0 million. The increased infrastructure, messaging and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $38.4 million, or 34.8%, in the six months ended July 31, 2023, compared to the six months ended July 31, 2022, and our gross margin increased 1.1% to 68.6% in the six months ended July 31, 2023, compared to the six months ended July 31, 2022. These increases were due primarily to economies of scale and the optimization of costs of our tech stack, as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Sales and marketing	$117,679	$96,051	$21,628	22.5%
The increase in sales and marketing expense of $21.6 million, or 22.5%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, was primarily driven by an increase in personnel costs and overhead costs of $21.1 million, which included $4.5 million of stock-based compensation costs, as a result of a period-over-period increase in headcount. Further, of the $21.1 million of personnel costs and overhead costs, $0.5 million was related to restructuring costs.

Research and Development Expense

	Six Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Research and development	$58,877	$44,956	$13,921	31.0%

The increase in research and development expense of $13.9 million, or 31.0%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, was primarily driven by an increase of personnel and overhead costs of $14.7 million, which included $6.7 million of stock-based compensation costs, and an increase in software costs of $0.3 million. The increase in personnel costs and software costs were primarily due to a period-over-period increase in headcount as we continue to invest in development of our platform. Increases in expenses were partially offset by a decrease of $0.7 million in professional services costs and a decrease of $0.5 million in travel and entertainment expenses.

General and Administrative Expense

	Six Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
General and administrative	$49,436	$44,117	$5,319	12.1%

The increase in general and administrative expenses of $5.3 million, or 12.1%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, was primarily driven by an increase in personnel and overhead costs of $6.6 million, which included $2.3 million of stock-based compensation costs, and an increase in software costs of $0.9 million. The increases were primarily due to a period-over-period increase in headcount as well as continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. These increases were offset by a reduction in the donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment of $3.3 million as the Company shifted cadence from a single tranche donation to multiple tranche donations.

Other Income

	Six Months Ended July 31,
	2023	2022	Change	% Change
	($ in thousands)
Other income, net	$7,324	$1,759	$5,565	316.4%

The increase in other income, net of $5.6 million, or 316.4%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, was primarily driven by a $5.3 million increase in investment income from marketable securities. The investment income increase was driven primarily by the strengthening of interest rates.

Liquidity and Capital Resources
Sources of Funds
As of July 31, 2023, our principal source of liquidity was cash, cash equivalents, and marketable securities of $476.2 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $424.1 million as of July 31, 2023, and cash flows provided by operating activities for the six months ended July 31, 2023 of $5.0 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of July 31, 2023, we had total deferred revenue of $176.8 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows Overview
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$5,032	$1,600
Net cash used in investing activities	$(3,488)	$(403,799)
Net cash provided by financing activities	$7,333	$5,411
Operating Activities
For the six months ended July 31, 2023, net cash provided by operating activities was $5.0 million, primarily due to a net loss of $70.9 million, adjusted for non-cash charges of $70.0 million, and net changes in our operating assets and liabilities of $5.9 million. The non-cash adjustments primarily relate to stock-based compensation of $49.0 million, amortization of deferred contract costs of $13.9 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $8.9 million and increase in deferred revenue of $6.5 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $21.0 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash used in investing activities was $3.5 million for the six months ended July 31, 2023, primarily consisting of purchases of marketable securities of $121.4 million, cash paid for the acquisition of North Star of $16.3 million, and capitalization of internal-use software costs of $1.6 million, partially offset by maturities of marketable securities of $136.3 million.
Net cash used in investing activities was $403.8 million for the six months ended July 31, 2022, primarily consisting of purchases of marketable securities of $543.9 million, partially offset by maturities of marketable securities of $150.7 million.
Financing Activities

Net cash provided by financing activities was $7.3 million for the six months ended July 31, 2023, consisting solely of proceeds from the exercise of common stock options.
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

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are (1) it is not a substitute for net cash provided by/(used in) operating activities, (2) other companies may calculate free cash flow or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison, and (3) the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Six Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$5,032	$1,600
Less:
Purchases of property and equipment	(427)	(9,844)
Capitalized internal-use software costs	(1,640)	(783)
Non-GAAP free cash flow	$2,965	$(9,027)
Net cash used in investing activities	$(3,488)	$(403,799)
Net cash provided by financing activities	$7,333	$5,411
Our free cash flow increased for the six months ended July 31, 2023 from the six months ended July 31, 2022, primarily due to higher collections as a result of an increase in billings that is aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $356.3 million and $61.3 million, respectively, as of July 31, 2023, due primarily over the next four years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

While we anticipate being able to satisfy our commitments through a combination of our available current cash, cash equivalents, and marketable securities, and cash generated from the sale of subscriptions to our platform, if our estimates prove to be inaccurate we may seek to sell additional equity or other securities that may result in dilution to our stockholders, issue debt or seek other third-party funding, in order to satisfy our future funding requirements.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $476.2 million as of July 31, 2023, of which $394.9 million was invested in U.S. government securities, foreign securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of July 31, 2023, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2023 because of the material weakness in our internal control, discussed below.

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

As previously disclosed in our Annual Report, we have one material weakness in our internal control that remains unremediated as of July 31, 2023. The material weakness is over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Specifically, adequate controls are not in place related to:

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

Remediation Plan

We are working to remediate the material weakness through the development and implementation of processes and controls over the revenue process. Specifically, we have begun:

•Developing user access, program change management and computer operation controls for revenue applications and tools;
•Enhancing review procedures over information generated from applications that are utilized in the operation of revenue schedules and controls; and
•Developing reporting to reconcile the provisioning of platform stand-ready access with underlying accounting records.

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

Our revenue was $216.9 million and $163.6 million for the six months ended July 31, 2023 and 2022, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $70.9 million and $73.0 million for the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, we had an accumulated deficit of $424.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, CleverTap, MailChimp (Intuit) and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors have in the past responded, and may continue in the future to respond, to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, in recent years, there has been significant merger and acquisition activity among our competitors, including the acquisition of MailChimp by Intuit and the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

The timing of our sales cycles with our large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Large enterprise customers may have a lengthy sales cycle for the evaluation and procurement of our platform. Work-from-home arrangements resulting from, and continuing after, the COVID-19 pandemic may cause a lengthening of these sales cycles or a reduction in sales cycle win rates as we have historically benefited from using face-to-face selling techniques and generating pipeline via in-person events. Additionally, to the extent there is a sustained general economic downturn resulting in delays or reductions in general customer engagement technology spending by large enterprise customers, we may experience an extension of our sales cycle with potential customers or a reduction in sales cycle win rates due to budgetary constraints. Any delays in our sales cycles may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially and sometimes extend for over 12 months. Large enterprise customers often view a subscription to our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. In addition, as a result of our hybrid work model, called “The Way Braze Works,” we have a large, remote workforce, which adds to the complexity and costs of our business operations. We implemented our hybrid work model in September 2022, and it may impact our ability to identify, hire and train new personnel. Also, as a public company, potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering or as compared to our private competitors. In addition, our recruiting personnel, methodology and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. Also, it is not uncommon for companies to see significant turnover in their workforce following an initial public offering, a trend which may only be further amplified by the competitive market for highly-skilled employees. If we fail to attract new personnel, experience significant turnover or the loss of key personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects. Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

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

Risks Related to Our Dependence on Third-Parties

Our business depends on our ability to send consumer engagement messages, including, among others, emails, SMS and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition and results of operations.

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS/MMS, mobile and web notifications (among other channels). We are dependent on third-party services for delivery of emails and SMS/MMS, and we are dependent on Apple services and Google services for delivery of mobile and web notifications. For example, unrelated third-parties are utilized throughout our industry to deliver email and SMS/MMS messages to consumers. If these third-party services change their policies regarding the delivery of certain email or SMS/MMS messages, some of our customers may no longer be able to use these channels through our platform. Further, if any of these third-party providers were to suffer extended service outages, then our customers may not be able to deliver email and SMS/MMS messages using our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. We also encounter similar risks for any other channel we support that is delivered by third-party service providers, the occurrence of which could result in similar harm to our business. For instance, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations. We will also face similar risks as we add new channels to our platform that are supported by third-parties if such third-parties were to face similar challenges or disruptions with regard to their respective channels.

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

We are highly dependent upon our relationship with the developer platforms, web browsers and operating systems provided by third-party technology companies such as Apple and Google. Changes to mobile device operating systems may diminish the usefulness of marketing providers or require significant modifications or demands on our business to continue supporting those operating systems. Changes to developer platform policies related to third-party software, such as Apple or Google, creating restrictions that limit the ability of our existing or potential customers to use software development kits or that further limit the use of cookies could similarly adversely affect our business.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data security and data protection laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Federal laws also limit the processing of personal information of children under 13. Violations of these laws can lead to statutory penalties (up to $46,515 per violation in the case of the Children’s Online Privacy Protection Act of 1998, or COPPA, for example). If a private plaintiff or regulator alleges that our privacy, data security or data protection policies and practices are either unfair or deceptive, we may be subject to litigation or regulatory enforcement. In the United States, there are federal and state laws that prohibit unfair and deceptive acts and practices, with federal enforcement typically arising out of Section 5 of the FTC Act. State analogs to the FTC Act often allow for a private right of action as well (such as the California Unfair Competition Law).

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

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, pursuant to the Chapter V of the EU GDPR, transfers of personal data from the European Union to a ‘third country’ can only happen under certain conditions. In recent years, there have been challenges to the valid transfer mechanism relied upon by companies wishing to export personal data, most notably the decision by the Court of Justice of the European Union in ‘Schrems II’ which overturned the Privacy Shield. In response, the European Commission released a set of updated “Standard Contractual Clauses” in 2021, or the 2021 SCCs, that, together with certain additional safeguards, are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to non-adequate countries. With respect to such additional safeguards, European Union, or EU, authorities have also stated that the party transferring data (the “data exporter”) from the EEA to a jurisdiction without an adequate data protection regulatory environment must be satisfied that the party receiving the personal data (the “data importer”) has in place sufficient “supplementary measures” to protect the personal data, including from access from sovereign states. Various legal challenges throughout the EEA have questioned what are acceptable “supplementary measures” that would allow data importers and data exporters to validly rely on the 2021 SCCs and sufficiently protect the personal data from public access. For example, on May 22, 2023, Ireland’s Data Protection Commission, or the DPC, fined Meta Platforms Ireland Ltd. 1.2 billion Euro for violating the EU GDPR’s data transfer requirements by unlawfully transferring the personal data of Facebook users from the EEA to the United States, and ordered Meta to suspend any future transfers of such personal data to the United States within five months and to stop further processing and storage in the U.S. of such personal data within six months. The DPC stated that Meta did not adequately protect the rights of its European users in connection with such personal data transfers because Meta did not have adequate supplementary measures in place in addition to the 2021 SCCs. This emerging case law sets a very high standard for acceptable supplementary measures. While the DPC’s decision is subject to appeal and applies solely to Meta, it is still possible that, as a result of the Meta decision, the supplementary measures we have implemented will not be deemed to be adequate, and we could be required to stop transferring personal data from the EEA to the United States and to cease processing such personal data in the United States. The validity of relying on the 2021 SCCs as a transfer mechanism is expected to be the subject of further litigation in the EU. While the EU and US recently developed a framework to facilitate the flows of personal data across EU-US borders, which has resulted in the EU-U.S. Data Privacy Framework, and the European Commission’s adoption of an adequacy decision thereof in July 2023, there are indications that EU authorities remain skeptical of the adequacy of the EU-U.S. Data Privacy Framework and, as a result, such adequacy decision may face legal challenge from EU privacy activists. Other jurisdictions around the world are also developing their own unique set of restrictions and mechanisms to allow cross border data flows. For instance, Switzerland and the UK are set to finalize their participation in the US Data Privacy Framework, and in March 2022, the U.K. adopted both its own “International Data Transfer Agreement” and a “UK Addendum” to the 2021 SCCs as the valid transfer mechanism for sending U.K. personal data to those countries that the U.K. does not recognize as providing an adequate level of protection.

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

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third-parties (such as service providers) for our data storage- and data processing–related activities. We may share or receive sensitive data with or from third-parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error by us or third-party service providers, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cyberthreats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur the future, including in connection with the ongoing conflict between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third-parties upon whom we rely) to provide our platform.

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

As of July 31, 2023, we had 23 granted patents related to our platform and its technology and two patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in the United Kingdom, United States, EU, Japan, Singapore, Canada, Australia, New Zealand, and Tonga. However, any future trademark registrations for pending or future applications may not be issued, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.

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

There are certain statutory and common law frameworks and doctrines that offer defenses against liability for customer activities, including the Digital Millennium Copyright Act, the Communications Decency Act, the fair use doctrine in the United States and the Electronic Commerce Directive in the European Union. Although these and other statutes and case law in the United States offer certain defenses against liability from customer activities under U.S. copyright law or regarding secondary liability from the Telephone Consumer Protection Act or the Controlling the Assault of Non-Solicited Pornography and Marketing Act, they are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and in any event we cannot assure you that we will be successful in asserting them. In addition, pending or recently adopted legislation in the European Union may impose additional obligations or liability on us associated with content uploaded by users to our platform. Laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Even if ultimately resolved in our favor, we may become involved in related complaints, lawsuits or investigations which add cost to our doing business and may divert management’s time and attention or otherwise harm our reputation.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics, telecommunications failures, climate change-related events or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data. Such events could prevent us from providing our platform and products to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure, or information technology systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our results of operations. In addition, many companies that provide cloud-based services have reported a significant increase in cyberattack activity in recent years. Further, events outside of our control, including natural disasters, climate change-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

Risks Related to Public Company Reporting

We have an unremediated material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2023, and the review and preparation of our unaudited condensed consolidated financial statements for the three and six months ended July 31, 2023, we determined that our material weakness related to the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, was unremediated as of July 31, 2023.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of July 31, 2023, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 82.6% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 84.0% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended July 31, 2023:

•On May 15, 2023, we issued 32,155 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.

•On June 1, 2023, we issued 190,283 shares of our Class A common stock to the stockholders of North Star Y, Pty Ltd, or North Star, pursuant to the terms of that certain stock purchase agreement, dated as of March 27, 2023, as partial consideration for our acquisition of all outstanding equity securities of North Star. The aggregate consideration value prescribed to such shares, under the terms of the stock purchase agreement, was $6.0 million. These shares were issued in compliance with Regulation S under the Securities Act, as the transaction was deemed to have occurred outside of the United States.
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
Date: September 7, 2023

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: September 7, 2023