Form 10-Q
period 2023-10-31
Braze, Inc.
filed 2023-12-07
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 30, 2023, there were 68,582,697 shares of the registrant’s Class A and 31,259,737 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2023

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at October 31, 2023 (Unaudited) and January 31, 2023	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended October 31, 2023 and 2022	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended October 31, 2023 and 2022	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended October 31, 2023 and 2022	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2023 and 2022	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6.	Exhibits	70

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	October 31, 2023	January 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,470	$68,587
Restricted cash, current	3,373	—
Accounts receivable, net of allowance of $2,804 and $1,613 at October 31, 2023 and January 31, 2023, respectively	71,332	78,338
Marketable securities	407,500	410,083
Prepaid expenses and other current assets	24,077	26,163
Total current assets	566,752	583,171
Restricted cash, noncurrent	530	4,036
Property and equipment, net	22,853	20,339
Operating lease right-of-use assets	84,179	46,261
Deferred contract costs	59,251	48,451
Goodwill	28,112	—
Intangible assets, net	3,907	500
Other assets	3,331	2,648
TOTAL ASSETS	$768,915	$705,406
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,947	$3,101
Accrued expenses and other current liabilities	49,758	37,415
Deferred revenue	178,564	166,092
Operating lease liabilities, current	14,070	10,695
Total current liabilities	248,339	217,303
Operating lease liabilities, noncurrent	76,967	40,590
Other long-term liabilities	4,878	755
TOTAL LIABILITIES	330,184	258,648
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	493	1,455
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of October 31, 2023 and January 31, 2023, respectively; 67,888,269 and 61,585,973 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	7	6
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of October 31, 2023 and January 31, 2023, respectively; 31,321,234 and 34,389,453 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	3	4
Additional paid-in capital	898,229	806,044
Accumulated other comprehensive loss	(5,185)	(6,824)
Accumulated deficit	(454,816)	(353,927)
TOTAL STOCKHOLDERS’ EQUITY	438,238	445,303
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$768,915	$705,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Revenue	$123,956	$93,125	$340,843	$256,751
Cost of revenue	36,374	29,135	104,535	82,393
Gross Profit	87,582	63,990	236,308	174,358

Operating expenses
Sales and marketing	66,395	52,841	184,074	148,892
Research and development	29,872	25,583	88,749	70,539
General and administrative	26,448	22,430	75,884	66,547
Total operating expenses	122,715	100,854	348,707	285,978
Loss from operations	(35,133)	(36,864)	(112,399)	(111,620)
Other income, net	4,542	2,581	11,866	4,340
Loss before provision for income taxes	(30,591)	(34,283)	(100,533)	(107,280)
Provision for (benefit from) income taxes	385	(391)	1,318	(342)
Net loss	(30,976)	(33,892)	(101,851)	(106,938)
Net loss attributable to redeemable non-controlling interest	(235)	(532)	(962)	(1,423)
Net loss attributable to Braze, Inc.	$(30,741)	$(33,360)	$(100,889)	$(105,515)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.31)	$(0.35)	$(1.03)	$(1.12)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	97,880	94,469	97,615	94,168
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(30,976)	$(33,892)	$(101,851)	$(106,938)
Other comprehensive loss:
Change in foreign currency translation adjustments	(368)	(520)	(172)	(1,275)
Unrealized gains (losses) on marketable securities	1,060	(5,591)	1,811	(7,950)
Other comprehensive income (loss), net	692	(6,111)	1,639	(9,225)
Comprehensive loss, net	(30,284)	(40,003)	(100,212)	(116,163)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(235)	(532)	(962)	(1,423)
Comprehensive loss attributable to Braze, Inc.	$(30,049)	$(39,471)	$(99,250)	$(114,740)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2023	$728	98,230	$10	$870,313	$(424,075)	$(5,877)	$440,371
Issuance of common stock for options exercised	—	415	—	1,838	—	—	1,838
Vesting of restricted stock units	—	533	—	—	—	—	—
Stock-based compensation	—	—	—	24,530	—	—	24,530
Other comprehensive income	—	—	—	—	—	692	692
Net loss attributable to redeemable non-controlling interests	(235)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	1,427	—	—	1,427
Issuance of common stock from acquisition	—	—	—	121	—	—	121
Net loss attributable to Braze, Inc.	—	—	—	—	(30,741)	—	(30,741)
Balance at October 31, 2023	$493	99,210	$10	$898,229	$(454,816)	$(5,185)	$438,238

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2022	$2,344	94,717	$9	$761,412	$(287,116)	$(3,754)	$470,551
Issuance of common stock for options exercised	—	398	—	1,802	—	—	1,802
Vesting of early exercised options	—	—	—	89	—	—	89
Vesting of restricted stock units	—	170	—	—	—	—	—
Stock-based compensation	—	—	—	19,431	—	—	19,431
Other comprehensive loss	—	—	—	—	—	(6,111)	(6,111)
Net loss attributable to redeemable non-controlling interests	(532)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(33,360)	—	(33,360)
Balance at October 31, 2022	$1,812	95,285	$9	$782,734	$(320,476)	$(9,865)	$452,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(cont.) (in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	1,664	—	5,949	—	—	5,949
Issuance of common stock under employee stock purchase plan	—	128	—	3,222	—	—	3,222
Vesting of restricted stock units	—	1,189	—	—	—	—	—
Stock-based compensation	—	—	—	74,502	—	—	74,502
Other comprehensive income	—	—	—	—	—	1,639	1,639
Net loss attributable to redeemable non-controlling interests	(962)	—	—	—	—	—	—
Charitable donation of stock	—	64	—	2,391	—	—	2,391
Issuance of common stock from acquisition	—	190	—	6,121	—	—	6,121
Net loss attributable to Braze, Inc.	—	—	—	—	(100,889)	—	(100,889)
Balance at October 31, 2023	$493	99,210	$10	$898,229	$(454,816)	$(5,185)	$438,238

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	1,814	—	7,213	—	—	7,213
Vesting of early exercised options	—	—	—	171	—	—	171
Vesting of restricted stock units	—	408	—	—	—	—	—
Repurchase of unvested shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	53,915	—	—	53,915
Other comprehensive loss	—	—	—	—	—	(9,225)	(9,225)
Net loss attributable to redeemable non-controlling interests	(1,423)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(105,515)	—	(105,515)
Balance at October 31, 2022	$1,812	95,285	$9	$782,734	$(320,476)	$(9,865)	$452,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(101,851)	$(106,938)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock-based compensation	72,961	53,394
Amortization of deferred contract costs	21,684	17,248
Depreciation and amortization	5,082	2,926
Provision for credit losses	1,717	328
Value of common stock donated to charity	2,391	4,260
Amortization of discount/premium on marketable securities	1,579	753
Non-cash foreign exchange loss	473	1,669
Other	136	(300)
Changes in operating assets and liabilities:
Accounts receivable	7,269	5,877
Prepaid expenses and other current assets	1,946	5,090
Deferred contract costs	(32,609)	(21,223)
ROU assets and liabilities	1,903	2,490
Other assets	(324)	1,033
Accounts payable	2,859	26
Accrued expenses and other current liabilities	9,321	(3,399)
Deferred revenue	8,363	14,421
Other long-term liabilities	129	25
Net cash provided by/(used in) operating activities	3,029	(22,320)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition; net of cash acquired	(16,319)	—
Purchases of property and equipment	(3,439)	(14,066)
Capitalized internal-use software costs	(2,536)	(705)
Purchases of marketable securities	(191,922)	(614,878)
Maturities of marketable securities	194,737	213,107
Net cash used in investing activities	(19,479)	(416,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	5,949	7,213
Proceeds from stock associated with employee stock purchase plan	3,222	—
Payments of deferred purchase consideration	(165)	—
Net cash provided by financing activities	9,006	7,213
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(806)	(1,898)
Net change in cash, cash equivalents, and restricted cash	(8,250)	(433,547)
Cash, cash equivalents, and restricted cash, beginning of period	72,623	482,973
Cash, cash equivalents, and restricted cash, end of period	$64,373	$49,426
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended October 31,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$182	$327

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$1,516	$796
Net change in capitalized internal-use software development costs in accrued expenses	$—	$21
Unrealized net gain (loss) on marketable investment securities	$(1,811)	$(7,950)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$(8)	$5
Vesting of early exercised options	$—	$171
Asset retirement obligation	$17	$348
Common stock issuance, acquisition	$(6,121)	$—
Contingent consideration, acquisition	$(1,795)	$—
Indemnity holdbacks, acquisition	$(2,965)	$—
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of October 31, 2023, we also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, Sydney, and Tokyo.
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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and nine months ended October 31, 2023 and October 31, 2022, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of October 31, 2023 and January 31, 2023, no customers accounted for 10% or more of our total accounts receivable balance.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Subscription	$118,345	$88,982	$325,202	$243,545
Professional services and other	5,611	4,143	15,641	13,206
Total	$123,956	$93,125	$340,843	$256,751

The following table presents total revenue by geography (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$69,724	$53,259	$193,341	$148,486
International	54,232	39,866	147,502	108,265
Total	$123,956	$93,125	$340,843	$256,751

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $2.1 million and $1.0 million as of October 31, 2023 and January 31, 2023, respectively.

Contract Balances

Contract Assets

Contract assets as of October 31, 2023 and January 31, 2023 were $0.3 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and nine months ended October 31, 2023 from amounts included in deferred revenue at January 31, 2023, was $27.0 million and $155.3 million, respectively. Revenue recognized during the three and nine months ended October 31, 2022 from amounts included in deferred revenue at January 31, 2022, was $21.3 million and $118.5 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2023	$1,613
Reserve:
Credit losses	1,714
Deferred revenue	2,424
Write-offs	(3,014)
Recoveries	67
Balance at October 31, 2023	$2,804

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
October 31, 2022	$408.7	$283.3	$125.4
January 31, 2023	455.7	312.6	143.1
April 30, 2023	477.5	325.4	152.1
July 31, 2023	523.5	353.3	170.2
October 31, 2023	560.1	369.9	190.2
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of October 31, 2023, the liability balance was $0.3 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2023	$1,455
Net loss attributable to redeemable non-controlling interest	(962)
Balance as of October 31, 2023	$493
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,129	$—	$—	$20,129
U.S. government securities	10,343	—	—	10,343
Total cash equivalents	30,472	—	—	30,472

Marketable securities
U.S. government securities	$316,711	$—	$—	$316,711
Foreign securities	—	8,292	—	8,292
Corporate debt securities	—	82,497	—	82,497
Total marketable securities	316,711	90,789	—	407,500

Liabilities
Contingent consideration	$—	$—	$1,795	$1,795
Total liabilities	—	—	1,795	1,795
Total financial assets	$347,183	$90,789	$1,795	$439,767

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$30,873	$—	$—	$30,873
Total cash equivalents	30,873	—	—	30,873

Marketable securities
U.S. government securities	$307,744	$—	$—	$307,744
Foreign securities	—	2,967	—	2,967
Corporate debt securities	—	99,372	—	99,372
Total marketable securities	307,744	102,339	—	410,083
Total financial assets	$338,617	$102,339	$—	$440,956

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of October 31, 2023 and January 31, 2023. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

The fair value of our contingent consideration is estimated using Level 3 unobservable inputs. The estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain, and involve significant judgments by management. We will reassess the fair value of the contingent consideration quarterly until the contingency is resolved. The short-term portion of the contingent consideration is recorded within accrued expenses and other current liabilities and the long-term portion is recorded within other-long term liabilities on the consolidated balance sheets. Changes in the fair value are recorded in operating income in the consolidated statements of operations.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Beginning fair value	$1,593	$—	$—	$—
Additions in the period(1)	202		1,795
Ending fair value	$1,795	$—	$1,795	$—

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	October 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$319,866	$1	$(3,156)	$316,711
Foreign securities	8,337	3	(48)	8,292
Corporate debt securities	83,064	12	(579)	82,497
Total	$411,267	$16	$(3,783)	$407,500

	January 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$312,044	$31	$(4,331)	$307,744
Foreign securities	3,028	—	(61)	2,967
Corporate debt securities	100,589	27	(1,244)	99,372
Total	$415,661	$58	$(5,636)	$410,083

Accrued interest receivables related to our available-for-sale securities of $3.1 million as of October 31, 2023 and $2.0 million as of January 31, 2023, were included within prepaid expenses and other assets on our consolidated balance sheets.

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

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands):

	October 31, 2023
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$111,587	$(1,200)
Foreign securities	3,974	(27)
Corporate debt securities	40,557	(358)
Total	$156,118	$(1,585)

No individual security incurred continuous unrealized losses for greater than 12 months as of January 31, 2023.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of October 31, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of October 31, 2023 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of October 31, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of October 31, 2023 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	October 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$211,608	$209,384
Due in 1 year through 5 years	199,659	198,116
Total	$411,267	$407,500

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$247,214	$244,280
Due in 1 year through 5 years	168,447	165,803
Total	$415,661	$410,083
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The components of investment income were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Interest income	$3,532	$2,413	$9,705	$4,812
Amortization of discount/premium, net	588	538	1,579	753
Investment income	$4,120	$2,951	$11,284	$5,565

7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	October 31, 2023	January 31, 2023
Capitalized internal-use software	$11,396	$7,344
Computer equipment, office equipment, and software	6,915	8,111
Leasehold improvements	12,841	9,410
Furniture and fixtures	4,093	4,085
Total property and equipment	35,245	28,950
Less: accumulated depreciation and amortization	(12,392)	(8,611)
Total property and equipment, net	$22,853	$20,339

The total depreciation expense and amortization expense for property and equipment was $1.1 million and $1.0 million during the three months ended October 31, 2023 and 2022, respectively and $3.8 million and $2.9 million during the nine months ended October 31, 2023 and 2022, respectively. During the three and nine months ended October 31, 2023, the Company removed $0.6 million and $1.1 million, respectively, of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation, which had minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $1.5 million and $0.3 million during the three months ended October 31, 2023 and 2022, respectively, and $4.0 million and $1.5 million during the nine months ended October 31, 2023 and 2022, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $0.5 million and $0.4 million for the three months ended October 31, 2023 and 2022, respectively, and $1.6 million and $1.3 million during the nine months ended October 31, 2023 and 2022, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2023	January 31, 2023
Prepaid software subscriptions	$13,350	$12,574
Prepaid advertising	875	833
Prepaid insurance	484	2,795
Investment interest receivable	3,069	2,013
Consumption tax receivable	1,442	1,045
Prepaid events	279	657
Prepaid employee benefits	946	811
Other	3,632	5,435
Total prepaid expenses and other current assets	$24,077	$26,163

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	October 31, 2023	January 31, 2023
Accrued compensation costs	$15,887	$12,644
Accrued software subscriptions	11,943	8,454
Accrued commissions	6,302	6,205
Accrued professional service fees	1,621	1,779
Accrued advertising	1,447	922
Accrued tax liability	7,167	4,188
ESPP payable	2,770	322
Other	2,621	2,901
Total accrued expenses and other current liabilities	$49,758	$37,415
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $0.7 million and $0.9 million for the three months ended October 31, 2023 and 2022, respectively, and $4.3 million and $3.9 million during the nine months ended October 31, 2023 and 2022, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 32,155 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $1.4 million of expense within general and administrative in our consolidated statements of operations during the three months ended October 31, 2023. There were no donations in the three months ended October 31, 2022.

We donated 64,310 and 96,465 shares of our Class A common stock that resulted in the recognition of $2.4 million and $4.3 million of expense within general and administrative in our consolidated statements of operations during the nine months ended October 31, 2023 and 2022, respectively.
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

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase. On February 1, 2023, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 4,798,771 shares.

Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	4,625,518
Granted	3,864,954	$35.10
Vested	(1,189,034)	$41.73
Forfeited	(562,235)	$37.56
Balance as of October 31, 2023	6,739,203

RSUs granted during the nine months ended October 31, 2023 contained a service-based vesting condition of up to approximately a four-year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue	$900	$889	$2,690	$2,720
Sales and marketing	7,899	6,512	23,554	17,618
Research and development	9,479	8,060	29,251	21,154
General and administrative	5,761	3,847	17,466	11,900
Stock-based compensation, net of amounts capitalized	$24,039	$19,308	$72,961	$53,392
Capitalized stock-based compensation expense	582	265	1,516	796
Total stock-based compensation expense	$24,621	$19,573	$74,477	$54,188

As of October 31, 2023, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$32,062	$174,266
Weighted-average remaining recognition period (years)	1.88	2.92

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

The Company recognized $0.5 million and $0.8 million of stock-based compensation expense related to the ESPP in the three months ended October 31, 2023 and 2022, respectively, and $1.9 million and $1.1 million during the nine months ended October 31, 2023 and 2022, respectively.

As of October 31, 2023, $2.8 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

There were no issuances of Class A common stock under the ESPP in the three months ended October 31, 2023. As of October 31, 2023, 3,461,054 shares of Class A common stock remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $0.8 million and $0.5 million as of October 31, 2023 and January 31, 2023, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. As of January 31, 2023, we have filed prior period returns in several jurisdictions in order to remediate this potential exposure, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2023, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.

14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The following table presents information on our operating leases for the three and nine months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$4,492	$3,360	$12,005	$10,253
Variable lease cost	847	578	2,297	1,838
Short-term lease cost	39	444	424	1,564
Total net lease cost	$5,378	$4,382	$14,726	$13,655

The future maturities of the Company’s operating lease liabilities by fiscal year were as follows (in thousands):

Remainder of 2024	$2,537
2025	16,181
2026	15,378
2027	14,414
2028	13,002
Thereafter	63,184
Total future undiscounted lease payments	$124,696
Less: imputed interest	(33,659)
Less: tenant improvement allowance not yet received	—
Total reported lease liability	$91,037

The Company's lease terms and discount rates are as follows:

October 31, 2023
Weighted-average remaining lease term (years)	8.1
Weighted-average discount rate	7.1%

Other information for the Company's leases is as follows (in thousands):

	Nine Months Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$9,190	$7,199
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$45,267	$—
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense (benefit) of $0.4 million and $(0.4) million for the three months ended October 31, 2023 and 2022, respectively. The effective tax rate for the three months ended October 31, 2023 and 2022 was (1.3)% and 1.1%, respectively. The Company recorded an income tax expense (benefit) of $1.3 million and $(0.3) million for the nine months ended October 31, 2023 and 2022, respectively. The effective tax rate for the nine months ended October 31, 2023 and 2022 was (1.3)% and 0.3%, respectively.

The provision for income taxes recorded for the three and nine months ended October 31, 2023 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common shareholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Braze, Inc.	$(30,741)	$(33,360)	$(100,889)	$(105,515)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	97,880	94,492	97,619	94,201
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	—	(23)	(4)	(33)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	97,880	94,469	97,615	94,168
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.31)	$(0.35)	$(1.03)	$(1.12)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common shareholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Options to purchase common stock	6,419	8,681	6,419	8,681
Restricted stock units	6,739	3,727	6,739	3,727
ESPP shares estimated to be purchased	109	18	109	114
Total	13,267	12,426	13,267	12,522

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.4 million and $0.0 million during the three months ended October 31, 2023 and 2022, respectively, and $1.6 million and $1.0 million during the nine months ended October 31, 2023 and 2022, respectively.

18. Restructuring

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. As a result, the Company recorded associated severance and other termination costs of approximately $0.0 million and $0.6 million in the three months ended October 31, 2023 and nine months ended October 31, 2023, respectively, related to these measures.

No restructuring costs were recognized during the three and nine months ended October 31, 2022.

19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s exclusive reseller in Australia and New Zealand. The transaction provides Braze with a direct market presence in Australia and New Zealand, along with local market expertise from the North Star team.

The total purchase price consideration, as adjusted, of $28.4 million consisted of cash payments of $17.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which is $1.8 million as of the acquisition date. The sellers are eligible to receive cash earn out payments calculated based on qualified revenue performance metrics for the two individual twelve month periods immediately subsequent to the closing of the acquisition. The earn out payments are capped at $10.0 million for the first earn out period and $16.0 million for second earn out period.

The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.1 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

An indemnification holdback of $2.8 million was recorded within other long-term liabilities on the consolidated balance sheets. The indemnification holdback represents security for potential indemnification claims against the seller. The indemnification holdback will be released subject to amounts withheld for actual, pending or potential claims.

Of the initial $0.5 million working capital holdback, $0.2 million has been released based on the completion of post-close adjustment procedures.

The results of operations of North Star from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the nine months ended October 31, 2023.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(130)	$2,989	10 years
Restrictive covenant relationships	186	(39)	147	2 years
Trademark	465	(194)	271	1 year
Total amortizable intangible assets	3,770	(363)	3,407
Non-amortizable intangible assets
Technology licenses	500	—	500	n/a
Total intangible assets, net	$4,270	$(363)	$3,907

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$500	$—	$500

Intangible amortization expense was approximately $0.2 million and $0.4 million for the three and nine months ended October 31, 2023, respectively. There was no intangible amortization expense for the three and nine months ended October 31, 2022.

As of October 31, 2023, future amortization expense by fiscal year is expected to be as follows (in thousands):

Amount
Remainder of 2024	$217
2025	560
2026	343
2027	312
2028	312
Thereafter	1,663
Total	$3,407

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2023	$—
North Star addition and related adjustments (1)	28,112
Balance at October 31, 2023	$28,112

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.

22. Subsequent Events

In November 2023, in connection with our Pledge 1% commitment, we donated 32,155 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $1.4 million of operating expense.

In November 2023, the Company granted RSUs for a total of 100,928 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $4.8 million.

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

We have grown significantly in recent periods. We generated revenue of $124.0 million and $93.1 million in the three months ended October 31, 2023, and 2022, respectively, representing year-over-year growth of 33.1%, and $340.8 million and $256.8 million in the nine months ended October 31, 2023 and 2022, respectively, representing year-over-year growth of 32.8%. We had net losses of $31.0 million and $33.9 million in the three months ended October 31, 2023 and 2022, respectively, and $101.9 million and $106.9 million in the nine months ended October 31, 2023 and 2022, respectively. We had net cash provided by operating activities of $3.0 million in the nine months ended October 31, 2023 and net cash used in operating activities of $22.3 million in the nine months ended October 31, 2022, respectively. Our Non-GAAP free cash flow was $(2.9) million and $(37.1) million in the nine months ended October 31, 2023 and 2022, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, eCommerce, media, entertainment and on-demand services, and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we plan to capitalize on the ongoing digital transformation in regulated industries like healthcare and financial services to further propel adoption of our technology. As of October 31, 2023, we had 2,011 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous calendar month. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of October 31, 2023, we had 6.0 billion monthly active users, up from 4.8 billion monthly active users as of January 31, 2023.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended October 31, 2023 and October 31, 2022 was 118% and 126%, respectively, for all our customers, and 121% and 129%, respectively, for our customers with ARR of $500,000 or more. In addition, 189 and 148 of our customers had ARR of $500,000 or more as of October 31, 2023 and October 31, 2022, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the nine months ended October 31, 2023 and 2022, approximately 43% and 42% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$123,956	$93,125	$340,843	$256,751
Cost of revenue (1)	36,374	29,135	104,535	82,393
Gross profit	87,582	63,990	236,308	174,358
Operating expenses:
Sales and marketing (1)	66,395	52,841	184,074	148,892
Research and development (1)	29,872	25,583	88,749	70,539
General and administrative (1)	26,448	22,430	75,884	66,547
Total operating expenses	122,715	100,854	348,707	285,978
Loss from operations	(35,133)	(36,864)	(112,399)	(111,620)
Other income, net	4,542	2,581	11,866	4,340
Loss before provision for income taxes	(30,591)	(34,283)	(100,533)	(107,280)
Provision for (benefit from) income taxes	385	(391)	1,318	(342)
Net loss	$(30,976)	$(33,892)	$(101,851)	$(106,938)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$900	$889	$2,690	$2,720
Sales and marketing	7,899	6,512	23,554	17,618
Research and development	9,479	8,060	29,251	21,154
General and administrative	5,761	3,847	17,466	11,900
Total stock-based compensation expense	$24,039	$19,308	$72,961	$53,392

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	29%	31%	31%	32%
Gross profit	71%	69%	69%	68%
Operating expenses:
Sales and marketing	54%	57%	54%	58%
Research and development	24%	27%	26%	28%
General and administrative	21%	24%	22%	26%
Total operating expenses	99%	108%	102%	112%
Loss from operations	(28)%	(39)%	(33)%	(44)%
Other income, net	3%	3%	3%	2%
Loss before provision for income taxes	(25)%	(36)%	(30)%	(42)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(25)%	(36)%	(30)%	(42)%

Comparison of the Three Months Ended October 31, 2023 and October 31, 2022
Revenue

	Three Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Revenue	$123,956	$93,125	$30,831	33.1%
The increase in revenue of $30.8 million, or 33.1%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily driven by a $29.4 million, or 33.0%, increase in subscription revenue. Approximately 51.0% of this increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 49.0% was attributable to new customers. Total customers grew to 2,011 as of October 31, 2023 from 1,715 as of October 31, 2022. Professional services revenue increased $1.5 million, or 35.4%, due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the accelerated engagement of new customers with third-party partner-led onboarding for configuration services. Additionally, in the three months ended October 31, 2023, our international revenue increased by $14.4 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Cost of revenue	$36,374	$29,135	$7,239	24.8%
Gross profit	$87,582	$63,990	$23,592	36.9%
Gross margin	70.7%	68.7%
The increase in cost of revenue of $7.2 million, or 24.8%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily driven by an increase of $4.4 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $2.0 million increase in third-party messaging fees associated with growth in channel utilization. In addition, we had an increase in personnel costs and overhead costs of $0.6 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $23.6 million, or 36.9%, in the three months ended October 31, 2023 compared to the three months ended October 31, 2022, and our gross margin increased 2.0% to 70.7% in the three months ended October 31, 2023 from 68.7% in the three months ended October 31, 2022. These increases were due primarily to improved personnel efficiencies, economies of scale, and the optimization of costs of our tech stack as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Sales and marketing	$66,395	$52,841	$13,554	25.7%
The increase in sales and marketing expense of $13.6 million, or 25.7%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022, was primarily driven by an increase in personnel costs and overhead costs of $8.6 million, which included $1.4 million of stock-based compensation costs and $6.5 million of payroll, bonus, and employee benefit related costs, as a result of a period-over-period increase in headcount. Additionally, there was a $2.8 million increase in marketing and travel and entertainment expenses primarily related to the hosting of regional customer events, including our annual customer conference. Further, there was a $1.6 million increase in professional services primarily related to sales team training.
Research and Development Expense

	Three Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Research and development	$29,872	$25,583	$4,289	16.8%

The increase in research and development expense of $4.3 million or 16.8%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022, was primarily driven by an increase of personnel and overhead costs of $3.9 million, which included $1.4 million of stock-based compensation costs. Personnel costs increased as we continue to make workforce investments to support the features and functionality of our platform.

General and Administrative Expense

	Three Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
General and administrative	$26,448	$22,430	$4,018	17.9%

The increase in general and administrative expenses of $4.0 million, or 17.9%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022, was primarily driven by an increase of personnel and overhead costs of $3.6 million, which included $1.9 million of stock-based compensation costs. Additionally, the increase was driven in part by a donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment, valued at $1.4 million, as the Company shifted its cadence from a single tranche donation to multiple tranche donations. Increases in expenses were partially offset by a decrease in professional services recorded within general and administrative expenses of $0.7 million.

Other Income, net

	Three Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Other income, net	$4,542	$2,581	$1,961	76.0%

The increase in other income, net of $2.0 million, or 76.0%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022, was attributable to a $1.5 million increase in investment income from marketable securities. The investment income increase was driven primarily by the strengthening of interest rates related to the graded maturation of the portfolio positions and the reinvestment of proceeds in a rising interest rate environment.

Comparison of the Nine Months Ended October 31, 2023 and October 31, 2022
Revenue

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Revenue	$340,843	$256,751	$84,092	32.8%
The increase in revenue of $84.1 million, or 32.8%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, was primarily driven by a $81.7 million, or 33.5%, increase in subscription revenue. Approximately 62.6% of the increase in subscription revenue was attributable to the growth from existing customers due to an increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 37.4% was attributable to new customers. Total customers grew to 2,011 as of October 31, 2023 from 1,715 as of October 31, 2022. Professional services revenue increased $2.4 million, or 18.4%, due to an increase in premium services, technical account management, and support engagement services. These increases were partially offset by the accelerated engagement of new customers with third-party partner-led onboarding for configuration services. Additionally, in the nine months ended October 31, 2023, our international revenue increased by $39.2 million, or 36.2%, as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Cost of revenue	$104,535	$82,393	$22,142	26.9%
Gross profit	$236,308	$174,358	$61,950	35.5%
Gross margin	69.3%	67.9%

The increase in cost of revenue of $22.1 million, or 26.9%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, was primarily driven by an increase of $12.2 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $7.8 million increase in third-party messaging fees associated with growth in our channel utilization. In addition, we had an increase in personnel costs and overhead costs of $1.6 million. The increased infrastructure, messaging and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $62.0 million, or 35.5%, in the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, and our gross margin increased 1.4% to 69.3% in the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022. These increases were due primarily to improved personnel efficiencies, economies of scale, and the optimization of costs of our tech stack, as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Sales and marketing	$184,074	$148,892	$35,182	23.6%

The increase in sales and marketing expense of $35.2 million, or 23.6%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, was primarily driven by an increase in personnel costs and overhead costs of $28.3 million, which included $5.9 million of stock-based compensation costs, as a result of a period-over-period increase in headcount. Further, of the $28.3 million of personnel costs and overhead costs, $0.5 million was related to restructuring costs. Additionally, the increase was driven in part by an increase in net amortization of deferred contract costs of $2.7 million as a result of sales growth and an increase of $2.8 million in travel and entertainment and marketing expenses.

Research and Development Expense

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Research and development	$88,749	$70,539	$18,210	25.8%

The increase in research and development expense of $18.2 million, or 25.8%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, was primarily driven by an increase of personnel and overhead costs of $18.6 million, which included $8.1 million of stock-based compensation costs. Personnel costs increased as we continue to make workforce investments to support the features and functionality of our platform. Increases in expenses were partially offset by a decrease of $1.0 million in professional services costs.

General and Administrative Expense

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
General and administrative	$75,884	$66,547	$9,337	14.0%

The increase in general and administrative expenses of $9.3 million, or 14.0%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, was primarily driven by an increase in personnel and overhead costs of $10.1 million, which included $5.6 million of stock-based compensation costs, and an increase in software costs of $0.9 million. The increases were primarily due to continued investments in our finance and administrative functions to build processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. These increases were offset by a reduction in the donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment of $1.9 million as the Company shifted its cadence from a single tranche donation to multiple tranche donations.

Other Income, net

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	($ in thousands)
Other income, net	$11,866	$4,340	$7,526	173.4%

The increase in other income, net of $7.5 million, or 173.4%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, was attributable to a $6.8 million increase in investment income from marketable securities. The investment income increase was driven primarily by the strengthening of interest rates related to the graded maturation of the portfolio positions and the reinvestment of proceeds in a rising interest rate environment.

Liquidity and Capital Resources
Sources of Funds
As of October 31, 2023, our principal source of liquidity was cash, cash equivalents, and marketable securities of $471.9 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $454.8 million as of October 31, 2023, and cash flows provided by operating activities for the nine months ended October 31, 2023 of $3.0 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of October 31, 2023, we had total deferred revenue of $178.6 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flows Overview
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by/(used in) operating activities	$3,029	$(22,320)
Net cash used in investing activities	$(19,479)	$(416,542)
Net cash provided by financing activities	$9,006	$7,213
Operating Activities
For the nine months ended October 31, 2023, net cash provided by operating activities was $3.0 million, primarily due to a net loss of $101.9 million, adjusted for non-cash charges of $106.0 million, and net changes in our operating assets and liabilities of $1.1 million. The non-cash adjustments primarily relate to stock-based compensation of $73.0 million, amortization of deferred contract costs of $21.7 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $7.3 million and increase in deferred revenue of $8.4 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $32.6 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash used in investing activities was $19.5 million for the nine months ended October 31, 2023, primarily consisting of purchases of marketable securities of $191.9 million, cash paid for the acquisition of North Star Y, Pty Ltd, or North Star, of $16.3 million, purchases of property and equipment of $3.4 million, and capitalization of internal-use software costs of $2.5 million, partially offset by maturities of marketable securities of $194.7 million.
Net cash used in investing activities was $416.5 million for the nine months ended October 31, 2022, primarily consisting of purchases of marketable securities of $614.9 million, partially offset by maturities of marketable securities of $213.1 million.
Financing Activities

Net cash provided by financing activities was $9.0 million for the nine months ended October 31, 2023, primarily consisting of proceeds from the exercise of common stock options of $5.9 million and proceeds from stock associated with employee stock purchase plan of $3.2 million, offset by payments of deferred purchase considerations related to the acquisition of North Star of $0.1 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Nine Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by/(used in) operating activities	$3,029	$(22,320)
Less:
Purchases of property and equipment	(3,439)	(14,066)
Capitalized internal-use software costs	(2,536)	(705)
Non-GAAP free cash flow	$(2,946)	$(37,091)
Net cash used in investing activities	$(19,479)	$(416,542)
Net cash provided by financing activities	$9,006	$7,213
Our free cash flow increased for the nine months ended October 31, 2023 from the nine months ended October 31, 2022, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $359.0 million and $124.7 million, respectively, as of October 31, 2023, due primarily over the next four years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $471.9 million as of October 31, 2023, of which $407.5 million was invested in U.S. government securities, foreign securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of October 31, 2023, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2023 because of the material weakness in our internal control, discussed below.

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

As previously disclosed in our Annual Report, we have one material weakness in our internal control that remains unremediated as of October 31, 2023. The material weakness is over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Specifically, adequate controls are not in place related to:

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
•Our business depends on our ability to send consumer engagement messages over a number of different channels and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition and results of operations.
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic events, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations, domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses, such as the conflicts between Israel and Hamas and between Russia and Ukraine and the resulting sanctions on Russia. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $340.8 million and $256.8 million for the nine months ended October 31, 2023 and 2022, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We may not successfully accomplish any of these objectives and, as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market or as a result of macroeconomic pressures on us or our customers, or if we are unable to maintain revenue growth, our stock price could be volatile, it may be difficult to achieve and maintain profitability, and our business, financial condition and results of operations may be adversely affected. The adverse effect on our results of operations resulting from a failure to achieve our revenue expectations may be particularly acute because of the significant research, development, marketing, sales and other expenses we expect to incur.

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $101.9 million and $106.9 million for the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, we had an accumulated deficit of $454.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Further, we may make pricing or other contractual concessions if our customers face challenges to their businesses, including as a result of macroeconomic pressures or changes in the interest rate environment. If our customers require pricing or other contractual concessions, terminate their agreements, renew their agreements on terms less favorable to us or fail to purchase additional product subscriptions, our revenue may decline, which may inhibit our ability to scale our business and prevent us from achieving and maintaining profitability over the long term. Our historical data and operating experience may also be insufficient to adequately inform our future pricing and contracting strategies in changing market environments. Any reduction our prices or an increase our discounting could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

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

Further, some of our contracts limit the amount we can increase prices from period to period or include pricing guarantees. Accordingly, these pricing restrictions may cause the revenue generated from these contracts to not keep pace with our costs, particularly if we are adversely affected by inflation increasing our costs, including labor and employee benefit costs In the past, we have also made certain pricing concessions for customers that were significantly negatively impacted by the COVID-19 pandemic, and we may make similar pricing or other contractual concessions if our customers face other economic challenges to their businesses. If our customers do not renew their agreements, require pricing or other contractual concessions, terminate their agreements as a result of a change of control or otherwise, renew their agreements on terms less favorable to us or fail to purchase additional product subscriptions, our revenue may decline, and as a result our ability to scale our business may be impaired and our business, financial condition and results of operations would likely be harmed as a result.

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

The timing of our sales cycles with our large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Large enterprise customers may have a lengthy sales cycle for the evaluation and procurement of our platform. Work-from-home arrangements resulting from, and continuing after, the COVID-19 pandemic may cause a lengthening of these sales cycles or a reduction in sales cycle win rates as we have historically benefited from using face-to-face selling techniques and generating pipeline via in-person events. Additionally, to the extent there is a sustained general economic downturn resulting in delays or reductions in general customer engagement technology spending by large enterprise customers, we may experience an extension of our sales cycle with potential customers or a reduction in sales cycle win rates due to budgetary constraints. Any delays in our sales cycles may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially and sometimes extend for over 12 months. Large enterprise customers often view a subscription to our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Moreover, large enterprise customers may demand complicated configuration and integration services, which can increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. Further, if we are not able to satisfy the demands of our enterprise customers, we may also face reputational harm.

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
•political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflicts between Israel and Hamas and between Russia and Ukraine, which may impact the operations of our business or the businesses of our customers;
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

Risks Related to Our Dependence on Third Parties

Our business depends on our ability to send consumer engagement messages over a number of different channels and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition and results of operations.

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through a number of channels and integrations, and we are dependent on third-party providers for delivery of content in many of these channels and integrations, including, among others, emails, SMS/MMS, third-party messaging services and audience sync advertising campaigns. We are also dependent on Apple services and Google services for delivery of mobile and web notifications. If any of these third-party providers change their policies regarding the delivery of certain messages or content, or if our customers do not comply with these third-party providers’ current policies or procedures, some of our customers may no longer be able to use the applicable channels and integrations through our platform. Further, if any of these third-party providers were to suspend or terminate our customers’ use of their services or to suffer extended service outages, then our customers may not be able to deliver the applicable messages or content using our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. For instance, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations. We will also face similar risks as we add new channels and integrations to our platform that are supported by third parties if such third parties were to face similar challenges or disruptions with regard to their respective channels or integrations. Additionally, many of the third parties that we use or with which we integrate hold us responsible for the acts and omissions of our customers. Accordingly, many of the third parties that we use or with which we integrate hold us responsible for the acts and omissions of our customers. While we contractually obligate our customers to comply with the requirements of third-party providers and applicable laws when using our platform to deliver content through our messaging channels or integrations, we cannot guarantee that all customers will do so at all times. I any of our customers were to use our platform in violation of the policies of third party providers or applicable law, even without our knowledge, we may be subject to financial penalties and reputational harm.

We depend in part on mobile operating systems, such as Android and iOS, and their respective infrastructures, to send notifications through various applications that utilize our platform. Any changes in such systems that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. For example, any anti-tracking features adopted by Apple or Google that require applications to obtain additional permissions to track end user data may impact our customers’ decisions relating to how to interact with end users through our platform. Additionally, if such mobile operating systems change their policies or otherwise limit or prohibit us from sending notifications or otherwise make changes that degrade the functionality of our platform, such changes could adversely affect our business, financial condition and results of operations.

As new mobile devices and mobile, web, email and other messaging platforms are released, there is no guarantee that these mobile devices and platforms will continue to support our platform or effectively roll out updates to our customers’ applications. The parties that control the operating systems for mobile devices and such platforms have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality customer engagement, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks and standards. If consumers choose to use products or platforms that do not support our platform, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the mobile industry that permit such interoperability. If we are unable to adapt to changes in popular operating systems, we expect that our customer retention and customer growth would be adversely affected.

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

Operating our business and platform involves the collection, processing, storage and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third parties (such as service providers) for our data storage- and data processing–related activities. We may share or receive sensitive data with or from third parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error by us or third-party service providers, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cyberthreats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threat actors could also use generative artificial intelligence technology for malicious purposes, increasing the frequency and complexity of their attacks, e.g., phishing attacks, fraud, social engineering, and other possible malicious uses, such as with writing malware. Code generated by generative artificial intelligence could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur in the future, including in connection with the ongoing conflicts between Israel and Hamas or between Russia and the Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

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

As of October 31, 2023, we had 25 granted patents related to our platform and its technology, and there were no current patent applications pending for examination in the United States or elsewhere. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Our use of generative artificial intelligence and machine learning technologies, or AI/ML, in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputation harm or liability, or could otherwise adversely affect our business.

We have incorporated and may continue to incorporate generative AI/ML solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance the use of AI/ML solutions will enhance our products or services or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations.

Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in utilizing generative AI/ML technologies. For example, it is uncertain how various laws related to online services, intermediary liability, intellectual property rights and other issues will apply to content generated by generative AI/ML tools. Further, if content generated by the AI/ML tools incorporated into our platform is harmful, biased, inaccurate, toxic or discriminatory, we could suffer legal and reputational harm, and our customers may be less likely to utilize our AI/ML tools or may cease using our platform altogether. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI/ML, any of which could adversely affect our business, reputation, or financial results. As the legal, regulatory, and policy environments around AI/ML evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI/ML are not consistent across jurisdictions.

Accordingly, it is not possible to predict all of the risks related to the use of AI/ML solutions that we may face, and changes in laws, rules, directives, and regulations governing the use of AI/ML solutions may adversely affect our ability to use generative AI/ML or subject us to legal liability.

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

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit and preparation of our audited consolidated financial statements for the fiscal year ended January 31, 2023, and the review and preparation of our unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2023, we determined that our material weakness related to the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, was unremediated as of October 31, 2023.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of October 31, 2023, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 82.2% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 84.3% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended October 31, 2023:

•On August 1, 2023, we issued 32,155 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.
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
Date: December 6, 2023

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: December 6, 2023