Form 10-K
period 2024-01-31
Braze, Inc.
filed 2024-04-01
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on July 31, 2023 was approximately $2.8 billion.

At March 20, 2024, there were 73,664,035 shares of the registrant’s Class A common stock and 27,173,408 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2024.

Braze, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

“Braze,” “Braze Alloys,” “Braze Audience Sync,” “Braze Bonfire,” “Braze Cares,” “Braze Catalogs,” “Braze Classification,” “Braze Cloud Data Ingestion,” “Braze Currents,” “Braze Predictive Suite,” “Braze Segments,” “Braze Teams,” “Be Absolutely Engaging,” “Canvas,” “Content Cards,” “SAGE AI by Braze,” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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
PART I
Item 1. Business
Mission

Our mission is to forge human connections between consumers and the brands they love through absolutely engaging experiences.
Overview

Braze is a leading customer engagement platform that empowers brands to Be Absolutely Engaging™. Customer Engagement is an emerging category of business activity and software which we define as the full set of activities that companies use to build and maintain direct, meaningful relationships with their customers. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. As of January 2024, 2,044 customers around the world trusted Braze to power their cross-channel customer engagement strategies. In January 2024, our platform enabled interactions with 6.2 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 4.8 billion in January 2023.

Over the last decade, as individuals and as consumers, our bond with technology has strengthened immensely. We have welcomed more and more digital services and products into our lives and integrated them into nearly every activity we take part in. Braze was founded in 2011 in response to the step change in human history ushered in by the "smartphone", where we began to become significantly more connected to each other and to the products and services that brands compete to sell to us. Today, consumers interact with many brands across a myriad of digital and physical touchpoints. The first-party data generated from digital experiences and the increased number of consumer touchpoints have provided brands with new opportunities to reach customers and personalize brand experiences, but it has also increased consumer expectations for highly relevant, personalized, and seamless cross-channel interactions. These trends have put competitive pressure on brands and led even traditional enterprises to increase their focus and investment on customer experience. Brands have evolved to create engagement opportunities with customers through the use of customer engagement software, increasing the use of first-party data and making those first-party relationships actionable in a way that helps differentiate them from their competition or transform their businesses, while forming lasting customer relationships that can increase brand loyalty and customer value over time. We view our own role as steward of a brand's first party relationships, achieved through the sophisticated management of their first-party data, as well as the orchestration and delivery of critical components of their marketing and product experience across an increasingly non-linear and digital customer journey.

Most cross-channel marketing automation platforms available today approach customer engagement on a channel-by-channel basis, which creates data and engagement silos that result in disjointed customer experiences and diminishes customer loyalty. We built Braze to facilitate the craft of customer engagement— a pursuit that is distinct from merely the activity of sending marketing messages. The craft of customer engagement brings together diverse skillsets, bold creativity, the sophisticated use of data, and an agile, experimental approach to the strategy that unlocks value in more of the moments that matter for customers as they move through their journey with a brand.

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

A key aspect of Braze's differentiation is that we offer a platform, not a point solution, that gives brands an end-to-end solution for achieving their customer engagement goals, not just a tool to send messages. We vertically integrate our data ingestion, orchestration, classification, and personalization capabilities, so coordinating between them is simple and fast. Meanwhile, we abstract away the particulars of disparate data sources and the vagaries of the many messaging channels we support, so that when marketers implement their customer engagement strategies in Braze, they can maintain a customer-centric mindset – focused on the intersection of the goals of their brand with the needs of the consumer, not the complexity of data integrations or siloed message channels. This also provides consistency across Braze's classification, orchestration, and personalization feature set, making it easier for our customers to expand across channels, and allowing our R&D investments into areas like predictive intelligence or Braze's Canvas visual development environment to deliver broad impact quickly and efficiently.

This product architecture supports differentiated use of AI and machine learning through its comprehensive access to first party-data, and an ability to directly take action to guide the customer journey. When deployed by our customers, our platform is typically leveraged across nearly all consumer touchpoints and sources of first-party data, including integration of the Braze SDKs into end-user applications and websites, and the configuration of automated connections into customer data warehouses or data platforms. This enables more advanced automated decision making and creates the opportunity to optimize customer journeys, improving outcomes for consumers and brands through improved content relevance and personalization. Our platform also has the promise to improve operational efficiency for the teams that use Braze – as we continue to expand our product surface area and enhance its capabilities by infusing AI, we can help brands create personalized, cross-channel solutions faster, and compound their learnings through automated experimentation and data analysis, ultimately increasing their return on investment over time.

Within the orchestration layer, we enable marketers to easily design, visualize, and launch customer journeys utilizing Canvas, our proprietary, no-code journey orchestration tool. With Canvas’s comprehensive journey testing, marketers can also test, implement, and optimize the most effective channels, cadence, messaging, or creative elements from a single tool. As the usability of Canvas has improved over time, more customer communication and engagement workloads have adopted it, which we believe cements Braze in our customers’ technology ecosystems. We have also developed, and continue to refine, an AI recommendation engine that utilizes a custom-trained transformer model to match items for Braze catalogs with customers more likely to buy them, providing content personalization that can outperform competing techniques.

We support interactions across both in-product and out-of-product messaging channels. Today, our messaging channels consist of in-app messages (including in-product messaging to apps on connected TV platforms), in-browser messages, surveys, mobile and web push notifications, email, SMS and MMS messages, WhatsApp messaging, webhooks, Content Cards – which are flexible, content-rich messages embedded in a mobile app or web browsers, and Feature Flags, which allows our customers to remotely enable or disable mobile or web experiences for different audiences. Braze Audience sync unifies owned and paid channels such as Meta and Google and, in the past year, we have launched audience sync to TikTok, Pinterest, Snapchat, and Criteo. The flexibility of our platform also allows us to add new channels quickly and efficiently as they become relevant to our customers.

We enable brands to easily integrate our platform with both in-house technical infrastructure and our expanding partner ecosystem of best-in-class technologies. For instance, Braze Cloud Data Ingestion allows our customers to set up a direct connection between their data warehouses or platforms and Braze to automatically sync relevant user attributes, events, and purchases. Once synced to Braze through Cloud Data Ingestion, this data can be imported into any layer of our platform and can be leveraged for use cases such as personalization or segmentation. Customers can also use Braze Currents to stream data in real time to those systems, which increases the return on our customers’ other technology investments. We support direct integrations with cloud data service providers such as Amazon Redshift, Databricks, Google BigQuery, and Snowflake, customer data management platforms such as Rudderstack, analytic solutions such as Amplitude, and other components of the modern marketing technology ecosystem, including integrations with Shopify.

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

Our architecture ensures that our capabilities can be used across all of our channels, maximizing the impact of new feature development. This is particularly valuable for the investments we have and will continue to make in artificial intelligence and machine learning features, such as predictive audience targeting, AI copywriting assistance, and automatic multivariate testing and optimization, which are designed to reduce the amount of manual time that marketers dedicate to building and executing customer engagement campaigns, thereby improving overall results without additional effort. Additionally, when we add new channels, they immediately benefit from all of the existing functionality that we have already built, which makes them fully featured and robust from the outset. This means that these new channels can compete against existing point solutions at launch and reach scale more quickly.

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

Our stream processing architecture and access to first-party data also supports differentiated use of AI and machine learning, which can improve consumer outcomes and, in turn, increase the return on investment our platform provides to our customers.

Global, High Performance at Scale

As brands continue to grow, transform, and conduct more of their business digitally, they need a customer engagement platform that scales with them. In January 2024, our platform enabled interactions with 6.2 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 4.8 billion in January 2023. Our scalability distinguishes our platform from point solutions, and we can handle the biggest of enterprise needs with highly reliable uptime. We facilitate the rapid delivery of a high volume of messages, which enables us to power a brand’s highest-volume events, whether they are expected, like Black Friday, or unexpected events or scenarios.

The depth and breadth of our business footprint around the world offers always-on support and local market expertise, which we view as a differentiator as organizations become more global. Braze has customers in over 70 countries and an operational presence across North America, Europe and the Asia-Pacific region.

Rapid Time to Value Across the Organization

While for many brands the marketing organization has traditionally owned the responsibility for customer engagement,

cross-functional collaboration enhances the experience for the customer and improves the return on investment for the marketing organization. For brands that take a collaborative approach, marketing teams work hand-in-hand with data, product and engineering teams to optimize customer engagement. For example, our Feature Flags product is designed to support product and growth teams to easily deliver personalized experiences allowing brands to launch features faster, tailor functionality to different audiences, and coordinate feature releases with cross-channel messages.

Our platform’s ease of use and seamless integration into existing technologies, coupled with the high value data and insights that it generates, enables brands to develop and run campaigns that meet their strategic goals quickly and efficiently. Using our intuitive user interface and drag-and-drop tools like Canvas, individuals across all roles and technical skill levels can design and quickly deploy multi-message, cross-channel, A/B-tested strategies, with the process of new campaign creation accelerating over time.

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

Our seamless integrations with technology partners not only enrich the consumer insights collected by our platform, but also increase the return on other technology investments by allowing other systems and tools to benefit from or add to the data and insights collected by our platform. For instance, with Braze Cloud Data Ingestion, our customers can set up a direct connection between their data warehouses or platforms and Braze to automatically sync relevant user attributes, events, and purchases. Once synced to Braze through Cloud Data Ingestion, this data can be imported into any layer of our platform and can be leveraged for a number use cases. Customers can also use Braze Currents to stream data in real time back into those systems, which increases the return on our customers’ other technology investments.

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

We provide a number of resources to help brands design effective marketing strategies and use our platform to its maximum capability, including customer success and technical support teams, a comprehensive documentation library, and interactive online learning paths and certifications, including certifications for Braze Certified Practitioners, Braze Certified Marketers, Braze Certified Digital Strategists, or Braze Certified Developers. Braze Bonfire, our virtual, global customer community, includes thousands of individuals across a wide spectrum of industries, business sizes, and roles. Thousands of community members use Braze Bonfire to exchange growth marketing and lifecycle marketing best practices, to give direct feedback to our product and engineering teams and to attend events, engage in professional networking, and explore career growth opportunities.

Growth Strategy

The principal components of our growth strategy are:

•Acquire new customers: We intend to continue to expand our customer base in verticals where we already have a strong presence — such as retail, media, and entertainment, on-demand services, gaming, health and lifestyle, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries and verticals subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating to further propel adoption of our technology, such as Consumables.

•Expand within our existing customer base: We believe we can achieve significant growth by expanding sales within our existing customer base. We expand the use of our platform with existing customers by, among others, adding new channels and increasing the messaging volume we sell to our customers as their businesses and needs continue to grow and as they connect directly with additional consumers, which in turn leads to a need for greater messaging capacity. The addition of new channels that benefit from our orchestration engine and real-time streaming platform may also further differentiate our product, helping to sustain or increase win-rates. We also anticipate that as more customers reach higher levels of digital sophistication, they will invest in additional data streaming and data management capabilities. We see an opportunity within our customers’ organizations to create new use cases for our platform as they broaden the use of our platform beyond the traditional marketing team, as marketers become more technically savvy, as technologists work more closely with marketing teams, and as data scientists become more influential within their organizations. Given that many of our customers are multinational conglomerates, we also see the opportunity to further penetrate our existing customer base by expanding to new brands and new geographies within those existing customer organizations.

•Expand geographically: We believe there is a significant opportunity to continue to expand usage of our platform outside the United States, both by expanding our presence in international markets where we operate today and by entering markets we have not yet penetrated. For instance, we have operational footprints across North America, Europe and the Asia-Pacific region, and we expect to continue increasing our market penetration in these regions, particularly the Asia-Pacific where we’ve recently expanded our footprint in Indonesia, while further capitalizing on the greenfield opportunities in regions such as Latin America.

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

•Continue to increase and strengthen our partnerships: We have built and plan to continue investing in direct integrations with technology partners that augment our core offering with a broad range of complementary offerings, including data augmentation and enrichment, analytics, and channel extensions. We have also invested in, and continued to expand, our relationships with the ecosystem of solution partners, marketing agencies, consultancies, and global system integrators that offer opportunities for new customer referrals.

Our Products

We offer a single, vertically integrated platform that encompasses the major functionalities, or layers, required for modern customer engagement: data ingestion, classification, orchestration, personalization, and action, all of which is supported by Sage AI by Braze, our AI engine designed to power AI functionality across all layers of this stack.

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

•Partner Data Integrations: Brands can sync user cohorts from partners such as Amplitude, Tealium, or Mixpanel to our platform. They can then use membership in these user cohorts as additional criteria in the Braze Classification layer. Retail brands can also sync e-commerce data directly from Shopify, configurable via a simple web interface.

•Data Transformation: Brands can programmatically sync and transform user data from SaaS tools or platforms that can send webhooks. Once synced to our platform, this data can be used just like any other data in the Braze platform.

•Braze Cloud Data Ingestion: Braze Cloud Data Ingestion enables brands to quickly set up a direct connection from a data warehouse to Braze in order to sync relevant customer and product data with Braze. This enables brands to harness the bulk of their customer data to perform deeper levels of segmentation, message triggering, and personalization without the need to maintain complex data pipelines. Braze Cloud Data Ingestion supports syncing data from commonly used data platform solutions such as Snowflake, Amazon Redshift, Google BigQuery and Databricks.

Classification

•Segmentation: Customers can define reusable segments of consumers based upon data such as, but not limited to, attributes, events, user behaviors, product catalog metadata, or predictive propensity scores from our machine learning algorithms. Braze Segments are updated in real-time as data is ingested, allowing them to stay up-to-date with the latest data inputs.

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

•Marketing Pressure Management: Customers can create sophisticated and targeted campaigns designed to appropriately target the individual consumer. Customers can use our platform to automatically run a multi-armed bandit optimization, and to send each user the campaign variant they are most likely to engage based on A/B testing. Once the appropriate campaign has been identified, our customers can then limit the number of messages sent from the platform by capping the frequency of message type (e.g., no more than three push notifications per week or no more than one promotional email per day), or by limiting the speed at which our platform sends messages (e.g., no more than 10,000 messages per minute).

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

•Content Management: Customers can upload, store and reuse various types of content across messages. Braze offers both pre-built and customer-generated templates, a media asset library, a preference center builder and Content Blocks. Content Blocks enable customers to create reusable, cross-channel content (including Liquid Templating content). Templates, Content Blocks and a customer’s preference center can also be updated and managed via API, extending their functionality and connecting them to customer data sources dynamically. Customers can also utilize our generative AI functions to support the development of new content or images, and use our approval workflows to provide additional oversight of how and when content is used in campaigns.

•Intelligent Timing and Channel: Our platform will automatically calculate when consumers are most likely to engage with a particular messaging channel, and can send messages to consumers at the time that is optimal for them based upon their behavior patterns for a particular channel.

•Personalized Variant: Our platform can send each user the campaign variant they are most likely to engage with based on an analysis of how users with similar profiles responded to each variant in an initial A/B test.

•AI Item Recommendations: Customers can calculate what is likely to be the most popular item or product or create personalized AI recommendations from a specific catalog which can then be inserted into messages.

•Catalogs: Customers can store relational or tabular data with Braze that can be used for segmentation, event triggering, and message personalization. Data stored in Braze Catalogs can be synced automatically from customer data warehouses using Braze Cloud Data Ingestion, and Catalogs natively supports triggered notifications such as "back-in-stock" journeys that can trigger when an item in a Catalog is replenished and back in stock. For example, Catalog data can be combined with our Braze segmentation to identify high-value cohorts of customers, such as users who recently viewed products that are now discounted. Catalogs can also be used for basic product recommendation use cases.

Action

•In-Product Messaging and Experimentation:

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

◦Feature Flags: Feature flags allow customers to remotely enable or disable mobile app or web functionality for a selection of users. Customers can turn a feature on and off in production without additional code deployment or app store updates. This allows customers to safely roll out new features with confidence and coordinate roll-outs with messaging across the full set of channels supported by our platform.

•Out-of-Product Messaging:

◦Push Notifications: Our platform provides robust push notification messaging capabilities across both mobile and web. In addition to supporting push notifications on all major platforms, we have released advanced functionality such as Push Stories (paginated image carousels within notifications) and iOS Live Activities (persistent, interactive notifications displayed directly on users’ lock screens), to increase the power and flexibility of the channel.

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

◦Ad Network Integrations: Using Braze Audience Sync with Meta, TikTok, Google, Snapchat, Pinterest, or Criteo, brands can sync user data from Braze to each respective advertising platform to deliver advertisements outside the Braze platform based upon behavioral triggers, segmentation and more.

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

•Operations and Administration: We provide audit logs for major actions that occur in our platform, change logs for updates to objects such as Campaigns, Segments, or Canvases on our dashboard, and permissions, versioning and approval flow capabilities in various parts of the product. Furthermore, we offer, and plan to expand on, debugging capabilities in the platform that allow customers to better troubleshoot their integrations and messaging strategies.

•Access Controls and Security: We provide a complete set of Role-Based Access Controls to allow large global teams to manage our platform effectively. In addition to these Role-Based Access Control mechanisms, we offer Braze Teams, which allows customers to break their consumer base into segments based on the consumer’s country, language, or a custom attribute. With Braze Teams, customers can create groups to manage individual regions or subsets of their businesses while restricting the ability of specified users to view or manage data outside of their assigned region. We also integrate with a variety of identity providers for single-sign-on or user account provisioning and provide configurable security controls such as session timeouts, password complexity, two-factor authentication, and IP allow lists.

Our Competition

The market for customer engagement solutions is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement, but we believe that none of our competitors currently offer comparable comprehensive customer engagement solutions. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Klaviyo, Clevertap (Leanplum) and MoEngage.

Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors may respond to market conditions by lowering prices or making other contractual concessions in an attempt to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. Recently, there has also been significant merger and acquisition activity in the technology industry, including among our competitors. These consolidation trends could increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Sales and Marketing

We sell subscriptions to our platform primarily through a direct sales force with primary operations in North America, Europe, and the Asia-Pacific region. Our team of account executives is responsible for selling to new customers as well as existing customers who may renew their subscriptions, increase the usage of our platform over time and expand the deployment of our platform across their organizations. In addition, we sell our platform through our joint venture in Japan, as well as through resellers in South Korea and Latin America.

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

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand. However, we also use open source software in our services.

As of January 31, 2024, we owned 25 patents and had two patent applications pending for examination in the United States and no non-U.S. patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire in 2043. As of January 31, 2024, we owned six registered trademarks in the United States and 25 registered trademarks in various non-U.S. jurisdictions.

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

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors — Risks Related to Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Seasonality

We experience seasonality in our cost of revenue as a result of our customers’ increased usage of our platform based on their business demands. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for additional information.

Privacy, Data Security and Data Protection

In the ordinary course of our business, we may process personal data. We are, or may become, subject to a number of privacy, data security and data protection obligations, including federal, state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data security, data protection, rights of publicity, content regulation, intellectual property, competition, consumer protection or other subjects. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Controlling the Assault of Non-Solicited Pornography And Marketing Act, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), or the CCPA, the European Union’s General Data Protection Regulation, or the EU GDPR, the EU GDPR’s equivalent in the United Kingdom, or the U.K. GDPR, the ePrivacy Directive, Canada’s Personal Information Protection and Electronic Documents Act and various related provincial laws, and Canada’s Anti-Spam Legislation. In addition, numerous other states within the United States have also enacted, or are in the process of enacting or considering, comprehensive data privacy laws that share similarities with the CCPA.

The increasingly stringent and evolving regulatory frameworks related to personal data processing may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’ collection and use of personal data and to respond to certain requests from California residents related to their personal data, including requests to receive information on the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain sharing and sales of personal data. The CCPA also provides for civil penalties and a private right of action for violations which may include an award of statutory damages. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. Further, U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and rights individuals may have about the way we handle their personal data.

European data privacy and security laws (including the EU GDPR and U.K. GDPR) impose significant and complex compliance obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area, or the EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA.

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

Additional information on our diversity and inclusion strategy, and diversity metrics and programs can be found in our social impact report, which we publish annually and make available on our investor relations website at www.investors.braze.com. Nothing on our website shall be deemed incorporated by reference into this Form 10-K.

Social, Environmental, and Community Initiatives

Our core values not only express how we drive our business, but they also reflect how we seek to support the communities of which we are a part. To support this, we have established a Social Impact Department. This department oversees our corporate social responsibility, sustainability and DEI initiatives under the pillars of Community, Equity and Environment.

We desire to improve our communities through a number of social initiatives, core among them our product grant program, Tech for an Equitable Future. The Tech for an Equitable Future aims to remove barriers and accelerate business growth for underrepresented founders, including women founders, by providing 12 months of free access to the Braze platform and supporting services. As of January 31, 2024, the initiative— originally launched in 2020 as Tech for Black Founders and expanded into Tech for an Equitable Future in December 2023— provides 24 startups led by underrepresented founders free access to Braze. Companies led by one or more underrepresented founders that have bootstrapped or raised less than $30.0 million in venture capital financing and with fewer than 100 employees are eligible for inclusion in this program.

Annually, we publish an ESG report, which summarizes the progress of ESG issues (including DEI, data privacy matters, corporate governance programs, our estimated greenhouse gas emissions, and climate change programs, among others). The information contained within our ESG report is not incorporated by reference into this filing.

We have established the Braze Cares initiative which focuses on our charitable giving and fostering opportunities for our employees to volunteer in their communities. During the fiscal year ended January 31, 2024, through our Braze Cares program, we and our employees have made donations of approximately $0.2 million to 892 organizations. Our employees have also volunteered with numerous organizations worldwide as part of this program.

In 2021, we became a member of the Pledge 1% movement, through which we have reserved up to 964,647 shares of our Class A common stock, which we may continue to donate to a donor advised fund, or DAF, through 2031, to fund our social impact and environmental, social, and governance initiatives.

Human Capital

As a technology company, our employees are our most valuable resource. We are led by a diverse, global, and talented team of software developers and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling them.

As of January 31, 2024, we had a total of 1,548 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We offer employees a variety of professional development opportunities and encourage a performance-driven environment. We have focused on creating a robust culture to encourage retention and engagement. See “— Our Culture” above for additional information about our human capital management practices.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations, domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses, such as the conflicts between Israel and Hamas and between Russia and Ukraine and the resulting sanctions on Russia. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a softening economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $471.8 million and $355.4 million for the fiscal years ended January 31, 2024 and 2023, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $130.4 million and $140.7 million for the fiscal years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, we had an accumulated deficit of $483.1 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

•our technology infrastructure and operations, including systems architecture, scalability, availability, performance and security;
•our sales and marketing organization, to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•platform development, including investments in our platform development team and the development of new products and functionality for our platform, as well as investments in further improving our existing platform and infrastructure;
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

Our customers may face challenges to their businesses as a result of macroeconomic pressures or changes in the interest rate environment. We have in the past, and may in the future, adapt our strategy to address these market dynamics. We cannot guarantee that any change in strategy will be successful and such changes may cause our revenue to decline, which may inhibit our ability to scale our business and prevent us from achieving and maintaining profitability over the long term. Our customers may also terminate their contracts, renew their agreements on terms less favorable to us, or fail to purchase additional product subscriptions. Our historical data and operating experience may also be insufficient to adequately inform our future pricing and contracting strategies in changing market environments. Any reduction in our prices or an increase in our discounting could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

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

We track certain operational metrics, including the number of customers, monthly active users, platform enabled interactions, consumer generated data points, customer messages, annual recurring revenue, dollar-based net retention rate and Non-GAAP free cash flow. Our operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.

Risks Related to Our Business and Our Brand

We face intense competition, including from well-established companies that offer products that compete with ours. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Klaviyo, CleverTap (Leanplum) and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors have in the past responded, and may continue in the future to respond, to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, in recent years, there has been significant merger and acquisition activity among our competitors, including the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Further, some of our contracts limit the amount we can increase prices from period to period or include pricing guarantees. Accordingly, these pricing restrictions may cause the revenue generated from these contracts to not keep pace with our costs, particularly if we are adversely affected increasing costs caused by inflation, including labor and employee benefit costs. We have in the past, and may in the future, adapt our strategy to address these market dynamics for customers that were significantly negatively impacted by the macroeconomic environment. We cannot guarantee that any change in strategy will be successful and such changes may cause our revenue to decline, which may inhibit our ability to scale our business and prevent us from achieving and maintaining profitability over the long term. Our customers may also terminate their contracts, renew their agreements on terms less favorable to us, or fail to purchase additional product subscriptions. As such, our revenue may decline, and, as a result, our ability to scale our business may be impaired and our business, financial condition and results of operations would likely be harmed as a result.

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

The timing of our sales cycles with our large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Large enterprise customers may have a lengthy sales cycle for the evaluation and procurement of our platform. Work-from-home arrangements resulting from, and continuing after, the COVID-19 pandemic may cause a lengthening of these sales cycles or a reduction in sales cycle win rates as we have historically benefited from using face-to-face selling techniques and generating pipeline via in-person events. Additionally, to the extent there is a sustained general economic downturn resulting in delays or reductions in general customer engagement technology spending by large enterprise customers, we may experience an extension of our sales cycle with potential customers or a reduction in sales cycle win rates due to budgetary constraints. Any delays in our sales cycles may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially and sometimes extend for over 12 months. Large enterprise customers often view a subscription to our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Moreover, large enterprise customers may demand complicated configuration and integration services, which can increase our upfront investment with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. Further, if we are not able to satisfy the demands of our enterprise customers, we may also face reputational harm.

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, violations of privacy, data protection and other laws, regulations or contractual obligations, data breaches and other losses.

Many of our agreements with customers and certain other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, violation of applicable privacy, data protection or other laws, regulations or contractual obligations, data breaches or other liabilities relating to or arising from our platform, products or other contractual obligations. Some of these agreements provide for uncapped liability for losses caused by claims alleging gross negligence or willful misconduct, or claims alleging third party intellectual property infringement, and some indemnity provisions survive termination or expiration of the applicable agreement. While we cap all other liabilities, in some instances, the cap may represent a significant amount of potential liability, and such large indemnity payments could harm our business, financial condition and results of operations. Although we normally contractually limit our liability with respect to these obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Additionally, while we maintain insurance related to these matters, this insurance might not cover all such claims, provide sufficient payments to cover all the costs to resolve one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected. Further, any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers, which could adversely affect our business, financial condition and results of operations.

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
•more stringent regulations relating to privacy, data security and data protection and the collection, transmission, use or other processing of, or access to, sensitive, proprietary, confidential, regulated and personal data, particularly in Europe;
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

We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide many of them with service-level commitments with respect to uptime and, occasionally, throughput. Our products depend on protecting the virtual cloud infrastructure hosted by third-party hosting providers by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity or availability of our third-party hosting providers could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. Currently, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations and many of the internal products we use to operate our business. We do not have control over the operations of the facilities of AWS or other cloud providers. Each provider’s respective facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, security breaches, terrorist attacks, power losses, telecommunications failures and other events beyond our or their control. In the event that AWS’s or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, our customers may be impacted, we may be subject to claims for refunds or terminations under our contracts, and our reputation and brand may be harmed. A decision to close these facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate in such a scenario.

Additionally, AWS or other cloud providers may experience threats, attacks or security breaches from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee error, theft or misuse and general hacking, including from state-sponsored or criminal hacking groups, which have become more prevalent in our industry. Any of these security incidents could result in unauthorized access or damage to, or the disablement, encryption, use or misuse, disclosure, modification, destruction or loss of our data or our partners’ data, including personal data, or disrupt our ability to provide our platform or services. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them and could make claims for refunds or terminations under our contracts. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of any third-party provider’s services, and even if we do switch our operations, the process can require significant time and expense and other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to our partners, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance or have sufficient contractual remedies to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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

Risks Related to Privacy, Data Security and Data Protection Laws

We are subject to stringent and changing laws, regulations, rules, industry standards and contractual obligations related to privacy, data security and data protection. The restrictions and costs imposed by these requirements and our actual or perceived failure to comply with them, could harm our business.

Operating our business and platform involves the collection, use, storage, transfer, sharing and other processing of sensitive, proprietary, confidential, regulated and personal data, including such information that we handle on behalf of our customers. These activities subject us to numerous privacy, data security and data protection obligations, such as various laws, regulations, rules, guidance, industry standards, external and internal policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous privacy, data security and data protection laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Federal laws also limit the processing of personal data of children under 13. Violations of these laws can lead to statutory penalties (up to $46,515 per violation in the case of the Children’s Online Privacy Protection Act, for example). If a private plaintiff or regulator alleges that our privacy, data security or data protection policies and practices are either unfair or deceptive, we may be subject to litigation or regulatory enforcement. In the United States, there are federal and state laws that prohibit unfair and deceptive acts and practices, with federal enforcement typically arising out of Section 5 of the Federal Trade Commission Act, or FTC Act. State analogs to the FTC Act, such as the California Unfair Competition Law, often allow for a private right of action as well.

Similarly, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), or the CCPA, imposes privacy, data security and data protection obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and provides a private right of action for certain data breaches. Numerous other states also have enacted, or are considering enacting, comprehensive data privacy laws. If we become subject to further new privacy, data security or data protection laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Outside of the United States, an increasing number of laws, regulations, rules and industry standards apply with respect to privacy, data security and data protection. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the version thereof implemented into the laws of the United Kingdom, or the U.K. GDPR, impose strict requirements with respect to processing the personal data of individuals located within the European Economic Area, or the EEA, and the United Kingdom, or the U.K., respectively. While the EU GDPR and the U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it will seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the EU GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the EU GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to different interpretations and enforcement actions for certain violations and related uncertainty. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater (and the U.K. GDPR currently imposes comparable penalties). Furthermore, because both regimes allow for private rights of action, individuals in the EEA and the U.K. may initiate litigation related to our processing of their personal data.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s updated standard contractual clauses, or the SCCs, and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the validity of relying on the SCCs as a transfer mechanism has been, and is expected to continue to be, the subject of further litigation in the EU. For example, on May 22, 2023, Ireland’s Data Protection Commission fined Meta Platforms Ireland Ltd. 1.2 billion euros for violating the EU GDPR’s data transfer requirements by unlawfully transferring the personal data of Facebook users from the EEA to the United States, and ordered Meta to suspend any future transfers of such personal data to the United States within five months and to stop further processing and storing such personal data in the U.S. within six months, finding that Meta did not have adequate supplementary measures in place in addition to the SCCs. While this decision is subject to appeal and applies solely to Meta, it is possible that, as a result of such decision, the supplementary measures we have implemented in addition to the SCCs will not be deemed adequate, and we could be required to stop transferring personal data from the EEA to the United States. Further, while the European Commission adopted an adequacy decision in July 2023 concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the recently developed EU-U.S. Data Privacy Framework (followed in October 2023 with the adoption of an adequacy decision in the U.K. for the U.K.-U.S. Data Bridge), there are indications that EU authorities remain skeptical of the adequacy of the EU-U.S. Data Privacy Framework and such new adequacy decision has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Other jurisdictions around the world are also developing their own unique set of restrictions and mechanisms to govern cross-border data flows.

In addition to EU and U.K. restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and data localization laws, any of which could increase the cost and complexity of doing business in those jurisdictions. If we cannot implement a workable, valid compliance mechanism for cross-border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from the EEA or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to offer our full range of services in the EEA and elsewhere, limiting our ability to collaborate with parties that are subject to EU and other privacy, data security and data protection laws or requiring us to increase our personal data processing capabilities in the EEA and elsewhere at significant expense.

Our obligations related to privacy, data protection and data security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable privacy, data security and data protection obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. If we fail, or are perceived to have failed, to address or comply with privacy, data security and data protection obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar actions), litigation

(including class-related claims), additional reporting requirements or oversight, bans on processing personal data and orders to delete or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to, loss of customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or action, adverse publicity or revision or restructuring of our operations.

For more information on the privacy, data security and data protection laws and regulations to which we are or may become subject, see the section titled “Business – Privacy, Data Security and Data Protection.”

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.

Operating our business and platform involves the collection, storage, transmission and other processing of sensitive, regulated, proprietary and confidential information, including personal data of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third parties (such as service providers) for our data storage- and data processing–related activities. We may share or receive sensitive data with or from third parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase in frequency and severity. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error by us or third-party service providers, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cyberthreats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threat actors could also use artificial intelligence technology for malicious purposes, increasing the frequency and complexity of their attacks, e.g., phishing attacks, fraud, social engineering, and other possible malicious uses, such as with writing malware. Code, including code generated by generative artificial intelligence, could potentially be used and deployed that contains undetected vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems. Any of the previously identified or similar threats could cause a security incident. Additionally, the risk of these threats may increase for us and our third-party service providers due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur in the future, including in connection with the ongoing conflicts between Israel and Hamas or between Russia and Ukraine. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal data in our control, our security measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to, and following, the COVID-19 pandemic and will likely continue into the foreseeable future.

If we, our customers or our third-party service providers suffer, or are perceived to have suffered, a security breach or other security incident, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders or regulators of security incidents. We may also be required to publicly disclose certain cybersecurity incidents pursuant to the rules and regulations adopted by the SEC. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we, our customers or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include, but are not limited to, government enforcement actions

(for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data to us and our customers), financial loss and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers for using our platform and negatively impact our ability to grow and operate our business.

Our inability to comply with agreements we enter into with our customers regarding the collection, use, disclosure and other processing of personal data could result in additional costs and liabilities to us or inhibit sales of our products.

We enter into agreements with our customers regarding our collection, use, disclosure and other processing of personal data in relation to the services we provide to them. Although we endeavor to comply with such agreements, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third-party service providers. Such failures or perceived failures can subject us to customer lawsuits, termination of customer agreements and governmental enforcement actions. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity and reputational harm that could adversely affect our business, financial condition and results of operations.

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

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms” and similar malicious programs, along with distributed denial-of-service and similar attacks. As a result, the internet has experienced a variety of outages and other delays as a result of such damage to or attacks on portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our platform could suffer.

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

If we fail to provide services that our customers can use in compliance with regulations and/or industry standards, our revenue and results of operations could be harmed.

Since our customers are able to upload data into our platform, we may be hosting or otherwise processing substantial amounts of personal data. Our cloud platform has completed the SOC 2 Type 2 examination for security, is ISO 27001 certified and is designed to comply, in all material respects, with various HIPAA standards. Governments and industry organizations may also adopt new laws, regulations, rules, certifications, requirements or standards, or make changes to existing laws, regulations, rules, requirements or standards, that could impact the demand for, or value of, our platform. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our revenue, business, financial condition and results of operations could be adversely affected.

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

As of January 31, 2024, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $355.4 million and $248.4 million, respectively, some of which may be available to offset taxable income in the future, and which expire in various years beginning in 2035 for federal purposes and 2026 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $316.0 million of our NOLs may be carried forward indefinitely for federal tax purposes and various states have enacted tax policies or rules that conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize NOLs incurred in tax years beginning on or before December 31, 2017, before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the IRC or the Code, a corporation that undergoes an “ownership change” (which generally is defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past and we may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition and results of operations.

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

As of January 31, 2024, we owned 25 granted patents related to our platform and its technology and two patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in the United Kingdom, United States, EU, Japan, Singapore, Canada, Australia, New Zealand, and Tonga. However, any pending or future trademark applications may not be approved, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.

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

There are certain statutory and common law frameworks and doctrines that offer defenses against liability for customer activities, including the Digital Millennium Copyright Act, the Communications Decency Act and the fair use doctrine in the United States and the Electronic Commerce Directive in the European Union. Although these and other statutes and case law in the United States offer certain defenses against liability from customer activities under U.S. copyright law or regarding secondary liability from the Telephone Consumer Protection Act or the Controlling the Assault of Non-Solicited Pornography and Marketing Act, they are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and in any event we cannot assure you that we will be successful in asserting them. In addition, pending or recently adopted legislation in the European Union may impose additional obligations or liability on us associated with content uploaded by users to our platform. Laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Even if ultimately resolved in our favor, we may become involved in related complaints, lawsuits or investigations which add cost to our doing business and may divert management’s time and attention or otherwise harm our reputation.

Our use of generative artificial intelligence, or AI, and machine learning, including generative AI, in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.

We have incorporated and may continue to incorporate AI and machine learning solutions and features, including generative AI solutions and features, into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions and features will enhance our products or services, produce the intended results, or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI and machine learning solutions and features. Our competitors or other third parties may incorporate AI and machine learning tools into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations.

Additionally, our AI and machine learning solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in utilizing AI and machine learning technologies, and in particular, generative AI technologies. For example, AI and machine learning algorithms may be flawed, insufficient, or of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not easily be detectable. AI and machine learning technologies have also been known to produce false or “hallucinatory” inferences or outputs. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion regarding the use of AI and machine learning, could impair the acceptance of AI and machine learning solutions, including those incorporated into our products and services. If the AI and machine learning tools incorporated into our platform, or the content generated by such tools, is harmful, biased, inaccurate, discriminatory or controversial, we could suffer operational efficiencies in addition to legal, competitive and reputational harm, and our customers may be less likely to utilize our AI and machine learning tools or may cease using our platform altogether. If we do not have sufficient rights to use the output of such AI and machine learning tools, or the data or other material or content on which the AI and machine learning tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI and machine learning technologies, any of which could adversely affect our business, reputation, or financial results. The technologies underlying AI and machine learning and their uses are subject to a variety of laws and regulations related to online services, intermediary liability, intellectual property rights, privacy, data security and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI and machine learning technologies are the subject of ongoing review by various federal, state and foreign governments and regulators, which are applying, or are considering applying, their platform moderation, privacy, data security and data protection laws and regulations to such technologies or are considering general legal frameworks for the appropriate use of AI and machine learning. As the legal, regulatory, and policy environments around AI and machine learning evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI and machine learning technology, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and machine learning products are not consistent across jurisdictions. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning solutions that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning solutions may adversely affect our ability to use or sell these solutions or subject us to legal liability.

Risks Related to Socioeconomic Factors

Our future revenue and results of operations could be harmed if the increases in demand we have seen from certain industries as a result of the COVID-19 pandemic fail to continue after the pandemic ends.

In response to the COVID-19 pandemic, governments previously instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions prompted shifts from physical commerce to e-commerce, from in-room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that have benefited from increased demand during the COVID-19 pandemic, this trend may not continue. As the COVID-19 pandemic continues to abate, some of our customers may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

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

Risks Related to Public Company Reporting

We are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404 of the Sarbanes-Oxley Act.

During the evaluation and testing process of our internal controls in future years, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of January 31, 2024, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 78.8% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 84.2% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. We have an enterprise-wide cybersecurity program designed to protect against, detect, respond to and remediate cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that are designed to prevent, identify, escalate, investigate and remediate identified cybersecurity threats and incidents, including threats and incidents associated with third-party service providers, in a timely manner. These tools include, among others, internal detection tools to support the identification, monitoring and reporting of threats, vulnerabilities and incidents, and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our platform and products before they are exploited by malicious threat actors. We maintain a variety of incident response plans that are utilized when cybersecurity incidents are detected. We require employees with access to information systems, including specified corporate and engineering employees, to undertake data protection and cybersecurity training. Further, we use various processes to identify, monitor, assess and manage material risks from cybersecurity threats associated with the use of third-party service providers, including engaging in security reviews of third-party service providers who may have access to, or integrate with, our information systems; however, we rely on these third parties to implement cybersecurity programs commensurate with their risk profile and our expectations, and we cannot ensure in all circumstances that their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program, including tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition to our bug bounty program, we also engage third parties to provide independent penetration testing, to support internal security audits and to provide external security audits. We also regularly report on the results of our assessments and security testing to our audit committee.

Our management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis by establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including through the audit committee of our board directors.

Our chief technology officer is responsible for our information security team which oversees and implements our cybersecurity program. Our chief technology officer has over a decade of industry experience, and is supported by a team of information security professionals who have relevant educational and industry experience, including holding similar positions at large technology companies. Our chief technology officer and information security team provide regular reports to senior management, other relevant teams and the audit committee of our board of directors on our cybersecurity program, material cybersecurity risks and mitigation strategies, and other cybersecurity developments. In addition to such regular reports, and as part of our incident response processes, our chief technology officer will provide updates on material cybersecurity threats and incidents to our audit committee and, as necessary, to the full board of directors, based on management’s assessment of risk.

Our board of directors has ultimate oversight responsibility for our strategic and business risk management and delegates cybersecurity risk management oversight to its audit committee. Our audit committee receives reports on, generally, a quarterly basis from our chief technology officer on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Our audit committee is responsible for overseeing the adequacy and effectiveness of our privacy and information security policies and practices and the internal controls regarding privacy and information security. Our audit committee or chief technology officer, as appropriate, also reports material cybersecurity risks to our full board of directors.

While unauthorized persons have attempted to access our information systems in the past, and will likely continue to do so in the future, we have not, to date, identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information on these risks, see “Risk Factors—If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.”

Item 2. Properties

Our headquarters is located in New York City, where we lease approximately 84,000 square feet pursuant to two leases that expire in April 2024. We have also leased approximately 92,300 square feet of general office space in New York City to act as our headquarters once these leases expire. This new lease commenced in October 2023 and will terminate in January 2034. We also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, Sydney, and Tokyo. These offices are leased, and we do not own any real property. We believe that our current facilities are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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

Holders of Record

As of March 20, 2024, there were 14 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered with our transfer agent on this date and does not include holders of Class A common stock in “street name” by brokers or other entities on behalf of stockholders or any other individual participants in security position listings.

As of March 20, 2024, there were approximately 25 stockholders of record of our Class B common stock.

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

Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended January 31, 2024:

•On November 1, 2023, we issued 32,155 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.

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

For a discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, refer to “Management's Discussion and Analysis of Financial Condition

and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2023, filed with the SEC on March 31, 2023.

Overview
Braze is a leading customer engagement platform that empowers brands to Be Absolutely Engaging™. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. Using our platform, brands ingest and process customer data in real time, orchestrate and optimize contextually relevant, marketing campaigns across multiple channels. Our platform is designed so that interactions between brands and consumers have the same relevance and cross-channel continuity as human interactions.

Our customers include many established global enterprises and leading technology innovators, and span a wide variety of sizes and industries, including retail, media, entertainment, on-demand services, gaming, health and lifestyle, and financial services.

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

We have grown significantly in recent periods. We generated revenue of $471.8 million, $355.4 million, and $238.0 million in the fiscal years ended January 31, 2024, 2023, and 2022, respectively, representing year-over-year growth of 33% from the fiscal years ended January 31, 2023 to January 31, 2024 and 49% from the fiscal year ended January 31, 2022 to January 31, 2023. We had net losses of $130.4 million, $140.7 million and $78.2 million, in the fiscal years ended January 31, 2024, 2023, and 2022, respectively. We had net cash provided by operating activities of $6.9 million in the fiscal year ended January 31, 2024 and net cash used in operating activities of $22.3 million and $35.4 million in the fiscal years ended January 31, 2023 and 2022, respectively. Our Non-GAAP free cash flow was $(6.5) million, $(39.0) million and $(39.8) million in the fiscal years ended January 31, 2024, 2023, and 2022, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash used in operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, media and entertainment, on-demand services, gaming, health and lifestyle, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of January 31, 2024, we had 2,044 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of January 31, 2024, we had approximately 6.2 billion monthly active users, up from approximately 4.8 billion monthly active users as of January 31, 2023.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended January 31, 2024, 2023, and 2022, was 117%, 124%, and 128% respectively, for all our customers, and 120%, 126%, and 136%, respectively, for our customers with ARR of $500,000 or more. In addition, 202, 156, and 107 of our customers had ARR of $500,000 or more as of January 31, 2024, 2023, and 2022, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the fiscal years ended January 31, 2024, 2023, and 2022, approximately 43%, 42%, and 40%, of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We are focused on investing in research and development to continue to enhance our platform. For example, we continue to develop our artificial intelligence capabilities, to enable brands to better analyze and act on customer data, and to expand our channel offerings. We believe our market-driven product development approach maximizes the return on new feature development and channel expansion. Our customers consistently volunteer to participate in the testing of new products, which indicates their appetite for new and innovative functionality. We believe our continued innovation will provide new avenues for growth through which we will continue to deliver differentiated outcomes for our customers. We intend to continue to invest in building additional products that expand our capabilities and facilitate the extension of our platform to new channels and use cases.

Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. General macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts, and domestic and foreign political unrest have recently led to increased economic uncertainty. We cannot predict if these trends will continue, and, accordingly, we are not able to estimate the ongoing effects on our results of operations, financial condition or liquidity as a result of these macroeconomic factors. For additional details, see the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

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

We expect that general and administrative expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future but decrease as a percentage of revenue over the long term, as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on The Nasdaq Stock Market LLC, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for insurance, investor relations and professional services.

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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Fiscal Year Ended January 31,
	2024	2023	2022
	(in thousands)
Revenue	$471,800	$355,426	$238,035
Cost of revenue (1)	147,527	115,818	78,511
Gross profit	324,273	239,608	159,524
Operating expenses:
Sales and marketing (1)	247,125	201,684	127,137
Research and development (1)	119,863	97,293	59,034
General and administrative (1)	101,977	88,771	51,564
Total operating expenses	468,965	387,748	237,735
Loss from operations	(144,692)	(148,140)	(78,211)
Other income (expense), net	16,220	7,977	(121)
Loss before provision for income taxes	(128,472)	(140,163)	(78,332)
Provision for (benefit from) income taxes	1,957	583	(165)
Net loss	$(130,429)	$(140,746)	$(78,167)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$3,585	$3,616	$2,185
Sales and marketing	31,198	23,871	16,281
Research and development	38,962	28,897	15,613
General and administrative	23,432	15,833	13,101
Total	$97,177	$72,217	$47,180
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended January 31,
	2024	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	31%	33%	33%
Gross profit	69%	67%	67%
Operating expenses:
Sales and marketing	52%	57%	53%
Research and development	25%	27%	25%
General and administrative	22%	25%	22%
Total operating expenses	99%	109%	100%
Loss from operations	(30)%	(42)%	(33)%
Other income (expense), net	3%	2%	—%
Loss before provision for income taxes	(27)%	(40)%	(33)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss	(27)%	(40)%	(33)%

Comparison of the Fiscal Years Ended January 31, 2024 and January 31, 2023
Revenue

	Fiscal Year Ended January 31,
	2024	2023	Change	% Change
	($ in thousands)
Revenue	$471,800	$355,426	$116,374	32.7%
The increase in revenue of $116.4 million, or 32.7%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 was primarily driven by an $112.7 million, or 33%, increase in subscription revenue. Approximately 66.8% of the increase in subscription revenue was attributable to the growth from existing customers increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 33.2% was attributable to new customers. Total customers grew to 2,044 as of January 31, 2024 from 1,770 as of January 31, 2023. Professional services revenue increased $3.6 million, or 21%, due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the decline in onboarding revenue as a result of the continued engagement of new customers with third-party partner-led onboarding. Additionally, in the fiscal year ended January 31, 2024, our international revenue increased by $54.1 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended January 31,
	2024	2023	Change	% Change
	($ in thousands)
Cost of revenue	$147,527	$115,818	$31,709	27.4%
Gross profit	$324,273	$239,608	$84,665	35.3%
Gross margin	68.7%	67.4%
The increase in cost of revenue of $31.7 million, or 27.4%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 was primarily driven by an increase of $15.8 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and a $13.2 million increase in third-party messaging fees associated with growth in channel utilization. In addition, we had an increase in personnel and overhead costs of $2.0 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $84.7 million, or 35.3%, in the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, and our gross margin increased by 1.3% to 68.7% in the fiscal year ended January 31, 2024 from 67.4% in the fiscal year ended January 31, 2023. These increases were due primarily to improved personnel efficiencies, economies of scale, a one-time vendor charge recorded in the fiscal year ended January 31, 2023, and the optimization of costs of our tech stack as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.
Operating Expenses

Sales and Marketing Expense

	Fiscal Year Ended January 31,
	2024	2023	Change	% Change
	($ in thousands)
Sales and marketing	$247,125	$201,684	$45,441	22.5%
The increase in sales and marketing expense of $45.4 million, or 22.5%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, was primarily driven by an increase in personnel and overhead costs of $34.8 million, which included $7.3 million of stock-based compensation costs, as a result of the expansion of equity award grants for existing and new employees. Additionally, the increase was driven in part by an increase of $4.0 million in promotional and product marketing, primarily related to the hosting of regional customer events. Further, there was a $2.4 million increase in professional services substantially related to sales team training.
Research and Development Expense

	Fiscal Year Ended January 31,
	2024	2023	Change	% Change
	($ in thousands)
Research and development	$119,863	$97,293	$22,570	23.2%

The increase in research and development expense of $22.6 million, or 23.2%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, was primarily driven by an increase of personnel and overhead costs of $22.9 million, which included $10.1 million of stock-based compensation costs, to support our continued investment in the features and functionality of our platform. The increase in personnel costs was primarily due to a year-over-year increase in headcount. Increases in expenses were partially offset by a decrease of $1.2 million in professional services costs.

General and Administrative Expense

	Fiscal Year Ended January 31,
	2024	2023	Change	% Change
	($ in thousands)
General and administrative	$101,977	$88,771	$13,206	14.9%

The increase in general and administrative expenses of $13.2 million, or 14.9%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 was primarily driven by an increase in personnel and overhead costs of $13.8 million, which included $7.6 million of stock-based compensation costs, and an increase in software costs of $1.0 million. The increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. These increases were offset by a decrease in the fair value measurement of the contingent consideration related to the acquisition of North Star Y, Pty Ltd, or North Star, of $1.6 million as a result of developments in significant inputs, notably new and incremental actual and forecasted deal closings from the Australia-New Zealand region. Additionally, increases were offset by a $0.5 million reduction in value of the shares of Class A common stock donated to a charitable donor-advised fund in connection with our Pledge 1% commitment. The reduction in value is a result of fluctuations in our stock price on the date of grant.

Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2024	2023	Change	% Change
	($ in thousands)
Other income (expense), net	$16,220	$7,977	$8,243	103.3%
The increase in other income (expense), net was primarily driven by investment income in marketable securities. The investment income increase was driven primarily by the strengthening of interest rates related to the graded maturation of the portfolio positions and the reinvestment of proceeds in a rising interest rate environment.
Liquidity and Capital Resources
Sources of Funds
As of January 31, 2024, our principal source of liquidity was cash, cash equivalents, and marketable securities of $480.0 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government securities that are stated at fair value. Our marketable securities positions consists mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $483.1 million as of January 31, 2024, and cash flows provided by operating activities for the fiscal year ended January 31, 2024 of $6.9 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of January 31, 2024, we had total deferred revenue of $204.7 million, of which $204.3 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash provided by/(used in) operating activities	$6,850	$(22,308)	$(35,398)
Net cash (used in)/provided by investing activities	$(19,976)	$(398,519)	$18,040
Net cash provided by financing activities	$13,109	$11,332	$467,910

Operating Activities
For the fiscal year ended January 31, 2024, net cash provided by operating activities was $6.9 million, primarily due to a net loss of $130.4 million adjusted for non-cash charges of $136.2 million and net changes in our operating assets and liabilities of $1.1 million. The non-cash adjustments primarily relate to stock-based compensation of $97.2 million, amortization of deferred contract costs of $29.8 million, depreciation and amortization expense of $7.0 million, and expense associated with the donation of our Class A common stock to a charitable donor-advised fund of $3.8 million. The cash inflows from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $34.1 million as a result of increased billings driven by timing of subscriptions and renewals. The cash inflows were offset by cash outflows primarily from an increase in deferred contract costs of $45.1 million as a result of commissions on new bookings and renewals.

For the fiscal year ended January 31, 2023, net cash used in operating activities was $22.3 million, primarily due to a net loss of $140.7 million adjusted for non-cash charges of $109.0 million and net changes in our operating assets and liabilities of $9.4 million. The non-cash adjustments primarily relate to stock-based compensation of $72.2 million, amortization of deferred contract costs of $23.6 million, depreciation and amortization expense of $4.6 million, and expense associated with the donation of our Class A common stock to a charitable donor-advised fund of $4.3 million as part of our Pledge 1%

commitment. The cash inflows from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $39.9 million as a result of increased billings driven by timing of subscriptions and renewals. The cash inflows were offset by cash outflows primarily from an increase in deferred contract costs of $30.5 million as a result of commissions on new bookings and renewals.
Investing Activities
Net cash used in investing activities was $20.0 million for the fiscal year ended January 31, 2024, primarily consisting of purchases of marketable securities of $248.1 million, cash paid for the acquisition of North Star of $16.3 million, purchases of property and equipment of $9.8 million, and capitalization of internal-use software costs of $3.6 million, partially offset by maturities of marketable securities of $257.7 million.

Net cash used in investing activities was $398.5 million for the fiscal year ended January 31, 2023, primarily consisting of purchases of marketable securities of $638.2 million, partially offset by maturities of marketable securities of $256.4 million.

Financing Activities
Net cash provided by financing activities was $13.1 million for the fiscal year ended January 31, 2024, primarily consisting of proceeds from the exercise of common stock options of $7.3 million and proceeds from stock purchases associated with our employee stock purchase plan of $6.0 million, offset by payments of deferred purchase considerations related to the acquisition of North Star of $0.2 million.

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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash provided by/(used in) operating activities	$6,850	$(22,308)	$(35,398)
Less:
Purchases of property and equipment	(9,761)	(15,447)	(2,310)
Capitalized internal-use software costs	(3,574)	(1,258)	(2,065)
Non-GAAP Free cash flow	$(6,485)	$(39,013)	$(39,773)
Net cash (used in)/provided by investing activities	$(19,976)	$(398,519)	$18,040
Net cash provided by financing activities	$13,109	$11,332	$467,910
Our free cash flow increased for the fiscal year ended January 31, 2024 from the fiscal year ended January 31, 2023, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $255.1 million and $122.9 million, respectively, as of January 31, 2024, due primarily over the next three years. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2024, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Interest Rate Risk and Market Risk
We had cash, cash equivalents, and marketable securities of $480.0 million as of January 31, 2024, of which $407.9 million was invested in government securities, foreign securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of January 31, 2024, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as

“available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

Foreign Currency Exchange Rate Risk
Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is primarily the respective local currency. Substantially all of our sales are denominated in U.S. dollars. Our only sales denominated in a currency other than the U.S. dollars are our sales in Japan, which are denominated in Yen. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily the United States, United Kingdom, Singapore, and Japan. Our consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our consolidated statements of operations.

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

Item 8.    Financial Statements and Supplementary Data
BRAZE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	61
Consolidated Balance Sheets at January 31, 2024 and 2023	64
Consolidated Statements of Operations for the years ended January 31, 2024, 2023, and 2022	65
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2024, 2023, and 2022	66
Consolidated Statements of Convertible Preferred Stock, Redeemable Non-Controlling Interest and Stockholders’ Equity (Deficit) for the years ended January 31, 2024, 2023, and 2022	67
Consolidated Statements of Cash Flows for the years ended January 31, 2024, 2023, and 2022	69
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Braze, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Braze, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, redeemable non-controlling interest and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective February 1, 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases and associated amendments (Topic 842) using the modified retrospective method.

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

Revenue Recognition
Description of the Matter
As of January 31, 2024, the Company recorded revenue and unearned revenue of $471.8 million and $204.3 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from subscriptions to their platform, including associated support, and professional services. The Company’s revenue contracts include contractual terms and conditions that can impact the amount allocated to each of its performance obligations and the timing of revenue recognition.

Auditing the timing of recognition and the measurement of the Company's revenue was especially challenging and complex due to the high volume of transactions that are dependent on the design and operation of multiple applications and data sources for processing transactions as well as the complexity of the information technology (IT) environment and the involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, systems, and automated controls.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the timing of recognition and the measurement of revenue and unearned revenue. For example, we tested controls over the initiation of new and recurring revenue contracts, management’s review of customer provisioning, management’s review of data reconciling revenue recognition to delivery, the reconciliation of revenue and unearned revenue, and the assumptions used within the Company’s analysis of standalone selling price. We also tested the design and operating effectiveness of IT general controls for systems relevant to the revenue recognition process.

We performed audit procedures that included, among others, testing completeness and, on a sample basis, accuracy of the underlying data within the Company’s billing and revenue recognition systems, reading a sample of revenue contracts, including modifications, evaluating the contractual terms and conditions, and testing a sample of cash to billings. Our procedures included assessing the performance obligations and the related allocation of transaction price. In addition, for the selected new contracts and modifications we tested the timing of revenue recognized and unearned revenue recorded as of year-end. We tested the revenue recognized and unearned revenue as of year-end by extracting data from the general ledger to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts and through analytical procedures, including revenue recognized on a monthly basis compared to prior periods. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New York, NY
April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Braze, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Braze, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Braze, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Braze Australia, which is included in the 2024 consolidated financial statements of the Company and constituted 1% of total assets, as of January 31, 2024 and 6% of total revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Braze Australia.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, redeemable non-controlling interest and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated April 1, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, NY

April 1, 2024

BRAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,228	$68,587
Restricted cash, current	3,373	—
Accounts receivable, net of allowance of $2,772 and $1,613 at January 31, 2024 and January 31, 2023, respectively	92,256	78,338
Marketable securities	407,898	410,083
Prepaid expenses and other current assets	29,366	26,163
Total current assets	601,121	583,171
Restricted cash, noncurrent	530	4,036
Property and equipment, net	29,358	20,339
Operating lease right-of-use assets	81,163	46,261
Deferred contract costs	63,661	48,451
Goodwill	28,448	—
Intangible assets, net	3,690	500
Other assets	2,970	2,648
TOTAL ASSETS	$810,941	$705,406
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,321	$3,101
Accrued expenses and other current liabilities	63,264	37,415
Deferred revenue	204,269	166,092
Operating lease liabilities, current	15,585	10,695
Total current liabilities	289,439	217,303
Operating lease liabilities, noncurrent	75,027	40,590
Other long-term liabilities	2,050	755
TOTAL LIABILITIES	366,516	258,648
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	192	1,455
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of January 31, 2024 and January 31, 2023, respectively; 73,037,015 and 61,585,973 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	7	6
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of January 31, 2024 and January 31, 2023, respectively; 27,173,408 and 34,389,453 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	3	4
Additional paid-in capital	928,494	806,044
Accumulated other comprehensive loss	(1,178)	(6,824)
Accumulated deficit	(483,093)	(353,927)
TOTAL STOCKHOLDERS’ EQUITY	444,233	445,303
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$810,941	$705,406
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue	$471,800	$355,426	$238,035
Cost of revenue	147,527	115,818	78,511
Gross Profit	324,273	239,608	159,524

Operating expenses:
Sales and marketing	247,125	201,684	127,137
Research and development	119,863	97,293	59,034
General and administrative	101,977	88,771	51,564
Total operating expenses	468,965	387,748	237,735
Loss from operations	(144,692)	(148,140)	(78,211)
Other income (expense), net	16,220	7,977	(121)
Loss before provision for income taxes	(128,472)	(140,163)	(78,332)
Provision for (benefit from) income taxes	1,957	583	(165)
Net loss	(130,429)	(140,746)	(78,167)
Net loss attributable to redeemable non-controlling interest	(1,263)	(1,780)	(1,448)
Net loss attributable to Braze, Inc.	$(129,166)	$(138,966)	$(76,719)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.32)	$(1.47)	$(2.20)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	98,096	94,569	34,897
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
Net loss	$(130,429)	$(140,746)	$(78,167)
Other comprehensive loss:
Change in foreign currency translation adjustments	230	(633)	(534)
Unrealized gains (losses) on marketable securities	5,416	(5,551)	(64)
Other comprehensive income (loss), net	5,646	(6,184)	(598)
Comprehensive loss, net	(124,783)	(146,930)	(78,765)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(1,263)	(1,780)	(1,448)
Comprehensive loss attributable to Braze, Inc.	$(123,520)	$(145,150)	$(77,317)
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

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT) (cont.)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	2,156	1	8,455	—	—	8,456
Issuance of common stock under employee stock purchase plan	—	125	—	2,876	—	—	2,876
Vesting of early exercised options	—	—	—	145	—	—	145
Vesting of restricted stock units	—	631	—	—	—	—	—
Repurchase of shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	73,133	—	—	73,133
Other comprehensive loss	—	—	—	—	—	(6,184)	(6,184)
Net loss attributable to redeemable non-controlling interests	(1,780)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(138,966)	—	(138,966)
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	1,955	—	7,263	—	—	7,263
Issuance of common stock under employee stock purchase plan	—	234	—	6,011	—	—	6,011
Vesting of restricted stock units	—	1,760	—	—	—	—	—
Stock-based compensation	—	—	—	99,293	—	—	99,293
Other comprehensive income	—	—	—	—	—	5,646	5,646
Net loss attributable to redeemable non-controlling interests	(1,263)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	3,762	—	—	3,762
Issuance of common stock from acquisition	—	190	—	6,121	—	—	6,121
Net loss attributable to Braze, Inc.	—	—	—	—	(129,166)	—	(129,166)
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(130,429)	$(140,746)	$(78,167)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock-based compensation	97,232	72,243	47,180
Amortization of deferred contract costs	29,788	23,639	17,710
Depreciation and amortization	6,963	4,618	2,773
Provision for credit losses	2,020	807	88
Value of common stock donated to charity	3,762	4,260	—
(Accretion) amortization of (discount) premium on marketable securities	(2,077)	1,336	369
Non-cash foreign exchange loss	460	1,612	387
Fair value adjustments to contingent consideration	(1,572)	—	—
Other	(349)	495	(80)
Changes in operating assets and liabilities:
Accounts receivable	(14,008)	(14,650)	(29,821)
Prepaid expenses and other current assets	(3,413)	3,596	(17,537)
Deferred contract costs	(45,119)	(30,469)	(31,967)
ROU assets and liabilities	4,275	3,355	—
Other assets	229	1,711	(4,723)
Accounts payable	3,419	906	1,649
Accrued expenses and other current liabilities	20,990	5,075	6,026
Deferred revenue	34,108	39,894	51,471
Other long-term liabilities	571	10	(756)
Net cash provided by/(used in) operating activities	6,850	(22,308)	(35,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(16,319)	—	—
Purchases of property and equipment	(9,761)	(15,447)	(2,310)
Capitalized internal-use software costs	(3,574)	(1,258)	(2,065)
Purchases of marketable securities	(248,059)	(638,221)	(36,894)
Maturities of marketable securities	257,737	256,407	59,309
Net cash (used in)/provided by investing activities	(19,976)	(398,519)	18,040
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	—	462,260
Investment from redeemable non-controlling interest	—	—	2,450
Proceeds from exercise of common stock options	7,263	11,332	8,362
Proceeds from stock associated with employee stock purchase plan	6,011	—	—
Payment of deferred offering costs	—	—	(5,157)
Payments of deferred purchase consideration	(165)	—	—
Repurchase of shares related to early exercised options	—	—	(5)
Net cash provided by financing activities	13,109	11,332	467,910
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(475)	(855)	(597)
Net change in cash, cash equivalents, and restricted cash	(492)	(410,350)	449,955
Cash, cash equivalents, and restricted cash, beginning of period	72,623	482,973	33,018
Cash, cash equivalents, and restricted cash, end of period	$72,131	$72,623	$482,973

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$309	$365	$299

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$2,152	$1,121	$387
Net change in capitalized internal-use software development costs in accrued expenses	$—	$21	$(58)
Unrealized net gain (loss) on marketable investment securities	$5,416	$(5,551)	$(64)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$208	$75	$(23)
Vesting of early exercised options	$—	$145	$524
Common stock option receivables	$—	$—	$22
Conversion of convertible preferred stock to common stock	$—	$—	$174,229
Deferred offering costs reclassed to Stockholders’ Equity (Deficit)	$—	$—	$183
Asset retirement obligation	$62	$374	$—
Common stock issuance, acquisition	$(6,121)	$—	$—
Contingent consideration, acquisition	$(1,795)	$—	$—
Indemnity holdbacks, acquisition	$(3,081)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Company Overview

Description of Business

Braze, Inc., together with its subsidiaries (collectively, the “Company”, “we”, “us”, “our”, or “Braze”), is a cloud-based customer engagement platform that delivers customer-centric experiences across push notifications, email, in-product messaging, SMS and MMS messages, and more. Customers use the Braze platform to facilitate real-time experiences between brands and customers in a more authentic and human way.

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. As of January 31, 2024, we also lease additional office space in Austin, Berlin, Chicago, Jakarta, London, Paris, San Francisco, Singapore, Sydney, and Tokyo.
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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments as facts and circumstances dictate. As future events and their effects, including the uncertainty surrounding rapidly changing market and economic conditions from global or domestic macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest, that impact us and our customers, cannot be determined with precision, actual results could differ from those estimates and many of our estimates and assumptions have required increased judgement and carry a higher degree of variability and volatility.

Basic and Diluted Net Loss attributable to Braze, Inc. Common Stockholders per Share

Basic net loss attributable to Braze, Inc. per common stockholder’s share is computed by dividing the net loss by the weighted-average number of shares of Braze, Inc. common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss attributable to Braze, Inc. by the weighted-average number of shares of Braze, Inc. common stock together with the number of additional shares of Braze Inc. common stock that would have been outstanding if all potentially dilutive shares of Braze Inc. common stock had been issued. Since we were in a loss position for the periods presented, basic net loss per share attributable to Braze, Inc. common stockholders is the same as diluted net loss per share attributable to Braze, Inc. common stockholders since the effects of potentially dilutive securities are antidilutive.

Prior to our IPO, basic and diluted net loss attributable to Braze, Inc. per common stockholder’s share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. Prior to our IPO, we considered all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to Braze, Inc. common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses.

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

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and other current assets and liabilities. At January 31, 2024 and 2023, the carrying amounts of accounts receivable, accounts payable, and other current assets and liabilities approximated fair values because of their short-term nature.

Foreign Currency

The functional currency of our foreign subsidiaries is primarily the local currency. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in other income (expense), net, on the consolidated statements of operations. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, retained earnings and other equity items are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustments reported on the consolidated statements of comprehensive loss.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the accompanying consolidated statements of operations when realized.

Cash and cash equivalents represent cash and highly liquid investments with original contractual maturities of three months or less at the date of purchase. Cash and cash equivalents consist of deposit accounts and interest-bearing money market accounts that are stated at fair value.

As of January 31, 2024 and 2023, approximately $3.9 million and $4.0 million, respectively, of deposits were restricted due to multiple letters of credit related to our leased and subleased properties. These deposits were classified as current and noncurrent based on the related underlying lease term.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash as of January 31, 2024 and 2023 (in thousands):

	January 31,
	2024	2023
Cash and cash equivalents	$68,228	$68,587
Restricted cash, current	3,373	—
Restricted cash, noncurrent	530	4,036
Total cash, cash equivalents, and restricted cash	$72,131	$72,623

Accounts Receivable, Net and Credit Losses

Accounts receivable, net consists of customer obligations due under normal trade terms and are recorded at amounts billed and unbilled to customers, net of allowance for any potential uncollectible accounts. Unbilled amounts are included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date. Trade accounts receivable are recorded at invoiced amounts and do not bear interest.

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For fiscal years ended January 31, 2024 and 2023, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of January 31, 2024, one customer accounted for approximately 11% of accounts receivable, net. No other customer accounted for more than 10% of our total accounts receivable balance. As of January 31, 2023, no customers accounted for 10% or more of our total accounts receivable balance.

Marketable Securities

We classify our investments in marketable securities within current assets on the consolidated balance sheets as the investments are available for use, if needed, in current operations as we may sell our marketable securities at any time, without significant penalty, even if they have not yet reached maturity. These investments are carried at fair value, based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Gains and losses are determined based on the specific identification method and are recognized when realized as a component of other income (expense), net in our consolidated statements of operations.

We review our securities on a regular basis to evaluate if any security has experienced an other-than temporary decline in fair value. We consider an available-for-sale security to be impaired if the fair value of the investment is less than its amortized cost basis, our intent to sell, or whether it is more likely than not that we are required to sell the security before recovery of its amortized cost basis. If we believe that an other-than-temporary decline exists in one of the securities, we will write down these investments to fair value. To the extent that the decline in fair value is related to credit losses, such as changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors, the write-down related to credit loss would be recorded in other income (expense), net in the consolidated statements of operations. Impairments related to factors other than credit losses are recognized in accumulated other comprehensive loss. As of January 31, 2024, the Company had not recorded any credit impairments.

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

Computer equipment, office equipment, and software	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of lease term or estimated useful life of assets

Impairment of Long-Lived Assets

Long-lived assets, subject to depreciation and amortization, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets or asset groups may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets or asset groups is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairment losses of long-lived assets recognized for the fiscal years ended January 31, 2024, 2023 and 2022.

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Typically, our contracts do not provide customers with any right of return or refund; however, we may make exceptions on a case-by-case basis when it makes commercial sense. Variable consideration, including as a result of service level guarantees, product usage and overage fees or other potential claims such as breach of warranty, was not material during the fiscal years ended January 31, 2024 and 2023. We allocate the variable consideration related to the product usages and overages to the distinct month during which the related services were performed as those fees relate specifically to providing usage of the platform in the period and represents the consideration we are entitled to for the access to the platform. As a result, the usage and overage fees are included in the transaction price and recognized as revenue in the period in which the fee was generated.

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

Deferred contract costs are periodically analyzed for impairment. As of January 31, 2024 and 2023, we have not identified any potential indicators of impairment.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing organization, costs related to sponsorships, events and advertising, agency costs, travel-related expenses, and allocated overhead costs. Costs associated with our advertising and sales promotions are expensed as incurred. During the fiscal years ended January 31, 2024, 2023, and 2022, we recognized $25.1 million, $20.8 million, and $12.2 million, respectively, in advertising costs, which included brand and sponsorship costs.

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

Leases

Effective February 1, 2023, the Company adopted ASU 2016-02, utilizing the modified retrospective approach. We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

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

Prior to adoption, during the fiscal year ended January 31, 2022 and prior, the Company accounted for leases under ASC 840, whereby rent expense associated with operating leases was recognized on a straight-line basis over the lease term.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, using a more likely than not standard. The evaluation considers our recent historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2024, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Restructuring

Restructuring costs generally include significant actions involving employee-related severance payments, benefits, and certain facilitation costs, associated with our workforce reductions. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. Severance costs generally include severance payments, health insurance coverage, and legal costs. These charges are reflected in the period when both the actions are probable, at the balance sheet date, and the amounts are reasonably estimable.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with a description of the composition, and disclosure of the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the update should be applied retrospectively to each period presented in the financial statements. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the updated should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.
3. Revenue from Contracts with Customers

Disaggregated Revenue Streams

The following disaggregation depicts the nature, amount, timing and uncertainty of cash flows related to the primary types of revenue from contracts with customers.

The following table presents total revenue by type (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Subscription	$451,079	$338,351	$221,664
Professional services and other	20,721	17,075	16,371
Total	$471,800	$355,426	$238,035

The following table presents total revenue by geography (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
United States	$267,224	$204,931	$142,640
International	204,576	150,495	95,395
Total	$471,800	$355,426	$238,035

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.5 million and $1.0 million as of January 31, 2024 and January 31, 2023, respectively.

Contract Balances

Contract Assets

Contract assets as of January 31, 2024 and January 31, 2023 were $0.9 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the fiscal year ended January 31, 2024, 2023, and 2022 from amounts included in deferred revenue at the beginning of each respective period was $165.6 million, $126.1 million, and $74.6 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2023	$1,613
Reserve:
Credit losses	2,016
Deferred revenue	4,023
Write-offs	(5,053)
Recoveries	173
Balance at January 31, 2024	$2,772

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
January 31, 2023	$455.7	$312.6	$143.1
April 30, 2023	477.5	325.4	152.1
July 31, 2023	523.5	353.3	170.2
October 31, 2023	560.1	369.9	190.2
January 31, 2024	639.2	409.1	230.1
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of January 31, 2024, the liability balance was $0.4 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2022	$3,235
Net loss attributable to redeemable non-controlling interest	(1,780)
Balance as of January 31, 2023	$1,455
Net loss attributable to redeemable non-controlling interest	(1,263)
Balance as of January 31, 2024	$192
The total combined VIE assets, which represent the maximum exposure to loss, and liabilities were as follows (in thousands):

	January 31,
	2024	2023
Assets:
Cash and cash equivalents	$3,926	$4,849
Accounts receivable, net of allowance	1,119	535
Prepaid expenses and other current assets	419	331
Total current assets	5,464	5,715
Property and equipment, net	57	84
Operating lease right-of-use assets	490	—
Deferred contract costs	1,102	902
Other assets	42	29
Total assets	$7,155	$6,730
Liabilities:
Accounts payable	$1,668	$67
Accrued expenses and other current liabilities	2,025	2,793
Deferred revenue	3,625	1,918
Operating lease liabilities, current	448	—
Total liabilities	7,766	4,778
Other long-term liabilities	374	322
Total liabilities	$8,140	$5,100

5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,758	$—	$—	$20,758
U.S. government securities	6,996	—	—	6,996
Total cash equivalents	27,754	—	—	27,754

Marketable securities
U.S. government securities	$318,957	$—	$—	$318,957
Foreign securities	—	6,367	—	6,367
Corporate debt securities	—	82,574	—	82,574
Total marketable securities	318,957	88,941	—	407,898

Liabilities
Contingent consideration	$—	$—	$223	$223
Total liabilities	—	—	223	223
Total financial assets	$346,711	$88,941	$223	$435,875

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$30,873	$—	$—	$30,873
Total cash equivalents	30,873	—	—	30,873

Marketable securities
U.S. government securities	$307,744	$—	$—	$307,744
Foreign securities	—	2,967	—	2,967
Corporate debt securities	—	99,372	—	99,372
Total marketable securities	307,744	102,339	—	410,083
Total financial assets	$338,617	$102,339	$—	$440,956

Our money market funds are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of January 31, 2024 and January 31, 2023. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

The fair value of our contingent consideration is estimated using Level 3 unobservable inputs. The estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain, and involve significant judgments by management. We will reassess the fair value of the contingent consideration quarterly until the contingency is resolved. The short-term portion of the contingent consideration is recorded within accrued expenses and other current liabilities, and the long-term portion is recorded within other-long term liabilities on the consolidated balance sheets. Changes in the fair value are recorded in operating income in the consolidated statements of operations.

There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

Fiscal Year Ended January 31, 2024
Beginning fair value	$—
Additions in the period(1)	223
Ending fair value	$223

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	January 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$319,343	$782	$(1,168)	$318,957
Foreign securities	6,349	31	(13)	6,367
Corporate debt securities	82,368	340	(134)	82,574
Total	$408,060	$1,153	$(1,315)	$407,898

	January 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$312,044	$31	$(4,331)	$307,744
Foreign securities	3,028	—	(61)	2,967
Corporate debt securities	100,589	27	(1,244)	99,372
Total	$415,661	$58	$(5,636)	$410,083
Accrued interest receivables related to our available-for-sale securities of $3.4 million as of January 31, 2024 and $2.0 million as of January 31, 2023 were included within prepaid expenses and other current assets on our consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is one and a half years as of the periods presented.

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands):

	January 31, 2024
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$99,613	$(741)
Foreign securities	1,325	(11)
Corporate debt securities	28,858	(113)
Total	$129,796	$(865)

No individual security incurred continuous unrealized losses for greater than 12 months as of January 31, 2023.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of January 31, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of January 31, 2024 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of January 31, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of January 31, 2024 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	January 31, 2024
	Amortized Cost	Estimated Fair Value
Due within 1 year	$173,481	$172,520
Due in 1 year through 5 years	234,579	235,378
Total	$408,060	$407,898

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within 1 year	$247,214	$244,280
Due in 1 year through 5 years	168,447	165,803
Total	$415,661	$410,083

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income (expense), net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Interest income	$13,546	$7,393	$506
Accretion/amortization of discount/premium, net	2,077	1,336	(369)
Investment income	$15,623	$8,729	$137

7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	January 31,
	2024	2023
Capitalized internal-use software	$13,071	$7,344
Computer equipment, office equipment, and software	7,411	8,111
Leasehold improvements	18,789	9,410
Furniture and fixtures	4,223	4,085
Total property and equipment	43,494	28,950
Less: accumulated depreciation and amortization	(14,136)	(8,611)
Total property and equipment, net	$29,358	$20,339

The total depreciation expense and amortization expense for property and equipment was $5.5 million, $3.4 million and $2.8 million, during the fiscal years ended January 31, 2024, 2023 and 2022, respectively. During the fiscal years ended January 31, 2024 and 2023, the Company removed $1.0 million and $1.2 million, respectively, of fixed assets substantially consisting of leasehold improvements and computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation, which had minimal net impact on the Company’s consolidated financial results. The fixed assets removed during the fiscal year ended January 31, 2022 were immaterial to the Company’s consolidated financial results.

We capitalized internal-use software of $5.7 million, $2.0 million and $2.4 million during the fiscal years ended January 31, 2024, 2023, and 2022 respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $2.1 million, $1.7 million and $1.2 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31,
	2024	2023
Prepaid software subscriptions	$14,864	$12,574
Prepaid advertising	918	833
Prepaid insurance	1,881	2,795
Investment interest receivable	3,426	2,013
Consumption tax receivable	1,606	1,045
Prepaid events	1,170	657
Prepaid employee benefits	902	811
Other	4,599	5,435
Total prepaid expenses and other current assets	$29,366	$26,163

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	January 31,
	2024	2023
Accrued compensation costs	$26,912	$12,622
Accrued software subscriptions	10,956	8,454
Accrued commissions	7,440	6,205
Accrued professional service fees	1,555	1,779
Accrued advertising	1,662	922
Accrued tax liability	9,048	4,209
Other	5,691	3,224
Total accrued expenses and other current liabilities	$63,264	$37,415
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $4.8 million, $4.7 million, and $2.4 million for the fiscal years ended January 31, 2024, 2023, and 2022 respectively.
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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465 and 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $3.8 million and $4.3 million expense within general and administrative in our consolidated statements of operations during the fiscal years ended January 31, 2024 and 2023, respectively. No stock donations were made during the fiscal year ended January 31, 2022.
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

Stock Options

A summary of stock option activity for the periods presented, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2022	11,035,704	$12.56	7.69	$413,384
Granted	—	n/a
Exercised	(2,155,929)	$3.94
Forfeited	(707,834)	$19.13
Balance as of January 31, 2023	8,171,941	$14.27	6.58	$153,237
Granted	—	n/a
Exercised	(1,951,569)	$3.72
Forfeited	(99,104)	$17.83
Balance as of January 31, 2024	6,121,268	$17.57	6.09	$223,306
Vested and expected to vest as of January 31, 2024	6,029,946	$17.32	6.07	$221,481
Exercisable - January 31, 2024	4,748,307	$13.47	5.78	$192,688

	Fiscal Year Ended January 31,
	2024	2023	2022
Weighted-average grant date fair value per share of options granted during each respective period	n/a	n/a	$24.53
Aggregate intrinsic value of options exercised during each respective period (in millions)	$72.85	$71.16	$121.90

We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The assumptions used in the Black-Scholes option-pricing model were as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Dividend yield (in percentage)	n/a	n/a	—%
Expected volatility (in percentage)	n/a	n/a	61.8 - 66.1%
Expected term (in years)	n/a	n/a	5.9 - 6.7
Risk-free interest rate (in percentage)	n/a	n/a	1.0 - 1.2%
Fair value of common stock	n/a	n/a	$65.00

Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	4,625,518
Granted	4,085,422	$35.96
Vested	(1,760,536)	$39.48
Forfeited	(686,665)	$37.86
Balance as of January 31, 2024	6,263,739

RSUs granted during the fiscal year ended January 31, 2024 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

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

The Company recognized $2.2 million and $1.8 million of stock-based compensation expense related to the ESPP during the fiscal year ended January 31, 2024 and 2023, respectively. As of January 31, 2024, $0.6 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the fiscal years ended January 31, 2024 and 2023, the Company issued 234,089 and 125,276 shares of Class A common stock under the ESPP, respectively. As of January 31, 2024, there are 3,355,070 shares of Class A common stock available for issuance under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Cost of revenue	$3,585	$3,616	$2,185
Sales and marketing	31,198	23,871	16,281
Research and development	38,962	28,897	15,613
General and administrative	23,432	15,833	13,101
Stock-based compensation, net of amounts capitalized	97,177	72,217	47,180
Capitalized stock-based compensation expense	2,152	1,121	387
Total stock-based compensation expense	$99,329	$73,338	$47,567

As of January 31, 2024, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$27,434	$160,810
Weighted-average remaining recognition period (years)	1.70	2.71

Secondary Transaction

In March 2021, certain existing investors entered into an arms-length transaction to purchase 292,486 shares of our common stock from certain of our current employees (the “2021 Secondary Transaction”). The purchase price paid was in excess of the fair value of the common stock on the purchase date. In connection with the 2021 Secondary Transaction, we recognized $3.0 million of stock-based compensation expense which represented the amounts paid above fair value of common stock. The expense is included in the same financial statement line items as the employees’ other compensation. No secondary transactions involving employees occurred during the fiscal years ended January 31, 2024 and 2023.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.0 million and $0.5 million as of January 31, 2024 and 2023, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. As of January 31, 2024, we have filed prior period returns in several jurisdictions in order to remediate this potential exposure, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of January 31, 2024, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.

14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
Operating lease cost	$17,619	$13,638
Variable lease cost	3,098	2,521
Short-term lease cost	439	1,795
Total net lease cost	$21,156	$17,954

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

2025	$15,713
2026	15,569
2027	14,589
2028	13,151
2029	12,639
Thereafter	51,262
Total future undiscounted lease payments	122,923
Less: imputed interest	(32,311)
Total reported lease liability	$90,612

The Company's lease terms and discount rates are as follows:

	January 31,
	2024	2023
Weighted-average remaining lease term (years)	8.1	6.6
Weighted-average discount rate	7.1%	5.5%

Other information for the Company's leases is as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$13,404	$10,292
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$47,834	$—
15. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State and local	65	52	15
Foreign	2,380	496	(100)
Total current	2,445	548	(85)
Deferred:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	(488)	35	(80)
Total deferred	(488)	35	(80)
Provision for (benefit from) income taxes	$1,957	$583	$(165)

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
United States	$(130,927)	$(138,226)	$(76,030)
Foreign	2,455	(1,937)	(2,302)
Loss before provision for income taxes	$(128,472)	$(140,163)	$(78,332)

A reconciliation of the provision for (benefit from) income taxes to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Statutory income tax expense	21.0%	21.0%	21.0%
Foreign tax rate differential	—%	0.1%	0.8%
State taxes	(0.1)%	—%	—%
Permanent items	(2.7)%	(0.3)%	(3.0)%
Change in valuation allowance	(28.9)%	(24.2)%	(26.5)%
Stock-based compensation	5.1%	1.5%	5.8%
Tax credits	4.1%	1.5%	2.1%
Effective tax rate	(1.5)%	(0.4)%	0.2%

Deferred Income Taxes

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands). The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	January 31,
	2024	2023
Deferred tax assets:
Loss carryforwards	$98,834	$72,878
Compensation and benefits	20,814	16,834
Operating lease liabilities	22,597	12,679
Tax credits	11,609	5,689
Capitalized costs	15,064	5,568
Other	5,612	3,999
Deferred tax assets	174,530	117,647
Less: valuation allowance	(135,865)	(93,150)
Deferred tax asset, net of valuation allowance	38,665	24,497
Deferred tax liabilities:
Deferred contract costs	(15,561)	(11,826)
Property, equipment and software	(2,362)	(1,264)
Operating lease right-of-use assets	(20,240)	(11,447)
Intangible assets	(957)	—
Deferred tax liabilities	(39,120)	(24,537)
Net deferred tax assets/(liabilities)	$(455)	$(40)

As of January 31, 2024, we had NOL carryforwards for federal and state income tax purposes of approximately $355.4 million and $248.4 million, respectively. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $316.0 million of our NOLs may be carried forward indefinitely for federal tax purposes and $39.4 million, if not utilized, will expire at various times between 2035 and 2037. The majority of state NOLs if not utilized, will expire at various times between 2026 and 2044. We also had foreign NOL carryforwards as of January 31, 2024 of $30.9 million, the majority of which may be carried forward indefinitely. As of January 31, 2023, we had NOL carryforwards for federal and state income tax purposes of approximately $281.6 million and $182.4 million, respectively.

At January 31, 2024, the Company had tax credit carryforwards of $11.9 million, the majority of which are related to credits for research activities, and if not utilized, will expire between 2037 and 2044.

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

We determine our valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to our history of losses, we believe that it is not more likely than not that jurisdictions where we have net deferred tax assets can be realized as of January 31, 2024. Accordingly, we have recorded a full valuation allowance against these respective net deferred tax assets. The valuation allowance increased by $42.7 million, and $40.9 million, during the fiscal years ended January 31, 2024, and 2023, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2024 because the Company intends to reinvest such earnings indefinitely outside of the United States. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Balance at February 1	$—	$647	$902
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(647)	(255)
Balance at January 31	$—	$—	$647

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. As of January 31, 2024, 2023 and 2022, there were no interest and penalties recorded.

As of January 31, 2024, 2023 and 2022, accrued unrecognized tax benefits were $0.0 million, $0.0 million, and $0.6 million, respectively, and if recognized would reduce the provision for income taxes, and our effective tax rate.

We are subject to income tax examinations in the United States and various state and foreign jurisdictions. Our most significant operations are in the United States and the earliest open tax year subject to potential examination is the period ended January 31, 2021. However, amounts reported as NOLs from these prior tax periods also remain subject to review by most tax authorities.
16. Net Loss per Share
We compute the basic and diluted net loss per share of our Class A common stock and Class B common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share in the Company’s net loss.

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss attributable to Braze, Inc.	$(129,166)	$(138,966)	$(76,719)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	98,099	94,597	35,078
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	(3)	(28)	(181)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	98,096	94,569	34,897
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.32)	$(1.47)	$(2.20)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Options to purchase common stock	6,121	8,172	11,036
Restricted stock units	6,264	4,626	1,355
ESPP shares estimated to be purchased	92	121	—
Total	12,477	12,919	12,391

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $2.5 million during the fiscal year ended January 31, 2024. We have purchased $1.4 million and $1.2 million during the fiscal years ended January 31, 2023 and 2022, respectively.

18. Restructuring

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. As a result, the Company recorded associated severance and other termination costs of approximately $0.6 million during the fiscal year ended January 31, 2024 related to these measures.

No restructuring costs were recognized during the fiscal years ended January 31, 2023 and 2022.
19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s exclusive reseller in Australia and New Zealand. The transaction provides Braze with a direct market presence in Australia and New Zealand, along with local market expertise from the North Star team.

The total purchase price consideration, as adjusted, of $27.0 million consisted of cash payments of $17.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The sellers are eligible to receive cash earn-out payments calculated based on qualified revenue performance metrics for the two individual twelve month periods immediately subsequent to the closing of the acquisition. The earn-out payments are capped at $10.0 million for the first earn-out period and $16.0 million for the second earn-out period. The fair value measurement of the contingent consideration liability has been influenced by developments in the significant inputs, notably the new and incremental actual and forecasted deal closings from the Australia-New Zealand region. As a result, during the quarter ended January 31, 2024, the Company reduced the contingent consideration liability by $1.6 million to $0.2 million.

The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.4 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

An indemnification holdback of $2.8 million was recorded within accrued expenses and other current liabilities on the consolidated balance sheets. The indemnification holdback represents security for potential indemnification claims against the seller. The indemnification holdback will be released subject to amounts withheld for actual, pending or potential claims.

Of the initial $0.5 million working capital holdback, $0.3 million is subject to release based on the completion of post-close adjustment procedures.

The results of operations of North Star from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2024.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(208)	$2,911	10 years
Restrictive covenant relationships	186	(62)	124	2 years
Trademark	465	(310)	155	1 year
Total amortizable intangible assets	3,770	(580)	3,190
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(580)	$3,690

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$500	$—	$500

Intangible amortization expense was approximately $0.6 million for the fiscal year ended January 31, 2024. There were no amortizable intangible assets in the fiscal years ended January 31, 2023 and 2022, therefore no intangible amortization expense was recorded.

As of January 31, 2024, future amortization expense by fiscal year is expected to be as follows (in thousands):

Amount
2025	$560
2026	343
2027	312
2028	312
2029	312
Thereafter	1,351
Total	$3,190

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2023	$—
North Star addition and related adjustments (1)	28,448
Balance at January 31, 2024	$28,448

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.

22. Subsequent Events

In February 2024, the Company granted RSUs for a total of 610,521 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $33.6 million.

In March 2024, the Company granted RSUs for a total of 1,140,477 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately three years. The grant date fair value of these awards was $59.3 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2024.

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

Our management, with participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024, based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded Braze Australia, formally known as North Star, which we acquired on June 1, 2023. Total assets (excluding acquired goodwill and intangible assets) and total revenues related to Braze Australia collectively represented approximately 1% and 6% of our consolidated total assets and total revenues as of and for the fiscal year ended January 31, 2024, respectively.

Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024.

The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their audit report, included in Item 8 of this Annual Report on Form 10-K.

Material Weakness

As previously disclosed within our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, we had identified one material weakness in our internal control over financial reporting. The material weakness was over the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We have completed execution of our remediation plan for this material weakness and, as of January 31, 2024, successfully remediated this material weakness by implementing the following measures:

•Implemented the revenue management dashboard to support timely provisioning of Braze products;
•Enhanced business process review controls over the dashboard to identify delays in provisioning;
•Remediated IT control deficiencies over applications and tools used for order management, provisioning and revenue recognition; and
•Strengthened review and validation procedures over information produced by systems and applications used in the operation of revenue controls.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

On December 29, 2023, Jonathan Hyman, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 292,000 shares of our Class A common stock, subject to the satisfaction of specified price conditions. The plan will terminate on December 31, 2024, subject to early termination for certain specified events set forth in the plan.
On December 29, 2023, Myles Kleeger, our President and Chief Commercial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 310,000 shares of our Class A common stock, subject to the satisfaction of specified price conditions, and all shares received upon the settlement of Mr. Kleeger’s then outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity awards. The plan will terminate on March 15, 2025, subject to early termination for certain specified events set forth in the plan.
On January 11, 2024, Isabelle Winkles, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 130,169 shares of our Class A common stock, subject to the satisfaction of specified price conditions, and all the shares received upon the settlement of certain of Ms. Winkles’ outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity awards. The plan will terminate on December 31, 2024, subject to early termination for certain specified events set forth in the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2024, or the 2024 Proxy Statement, and is incorporated herein by reference.

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
Item 11.    Executive Compensation

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, the 2024 Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.2	Amended and Restated Bylaws of Braze, Inc.	8-K	001-41065	3.2	November 23, 2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260428	4.1	November 8, 2021
4.2*	Description of Registrant’s Securities.
10.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2018.	S-1	333-260428	10.1	October 22, 2021
10.2+	Amended and Restated 2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260428	10.2	October 22, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder .	S-1/A	333-260428	10.3	November 8, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-260428	10.4	November 8, 2021
10.5+	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-260428	10.5	November 8, 2021
10.6+	Confirmatory Offer Letter, by and between Braze, Inc. and William Magnuson, dated November 2, 2021.	S-1/A	333-260428	10.6	November 8, 2021
10.7+	Confirmatory Offer Letter, by and between Braze, Inc. and Isabelle Winkles, dated November 2, 2021.	S-1/A	333-260428	10.7	November 8, 2021
10.8+	Confirmatory Offer Letter, by and between Braze, Inc. and Susan Wiseman, dated November 2, 2021.	S-1/A	333-260428	10.8	November 8, 2021
10.9+	Confirmatory Offer Letter, by and between Braze, Inc. and Jonathan Hyman, dated November 2, 2021.	S-1/A	333-260428	10.9	November 8, 2021
10.10+	Confirmatory Offer Letter, by and between Braze, Inc. and Myles Kleeger, dated November 2, 2021.	S-1/A	333-260428	10.1	November 8, 2021

10.11+	Executive Severance Plan.	S-1/A	333-260428	10.11	November 8, 2021
10.12+	Non-Employee Director Compensation Policy.	S-1/A	333-260428	10.12	November 8, 2021
10.13	Sub-sublease Agreement by and between Braze, Inc. and ContextMedia Health, LLC, dated December 20, 2018.	S-1	333-260428	10.13	October 22, 2021
10.14	Sublease by and between Braze, Inc. and Web.com Group, Inc., dated June 30, 2019.	S-1	333-260428	10.14	October 22, 2021
10.15	Sublease by and between Braze, Inc. and Nestle USA, Inc., dated November 17, 2022.	10-K	001-41065	10.15	March 31, 2023
10.16+	Senior Leadership Performance-Based Compensation Plan	10-K	001-41065	10.16	March 31, 2023
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Compensation Recoupment Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Magnuson	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
William Magnuson

/s/ Isabelle Winkles	Chief Financial Officer (Principal Financial Officer)	April 1, 2024
Isabelle Winkles

/s/ Pankaj Malik	Chief Accounting Officer (Principal Accounting Officer)	April 1, 2024
Pankaj Malik

/s/ Neeraj Agrawal	Director	April 1, 2024
Neeraj Agrawal

/s/ Phillip M. Fernandez	Director	April 1, 2024
Phillip M. Fernandez

/s/ Tara Levy	Director	April 1, 2024
Tara Levy

/s/ David Obstler	Director	April 1, 2024
David Obstler

/s/ Doug Pepper	Director	April 1, 2024
Doug Pepper

/s/ Fernando Machado	Director	April 1, 2024
Fernando Machado