Form 10-Q
period 2024-04-30
Braze, Inc.
filed 2024-06-07
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
63 Madison Building
28 East 28th Street, Floor 12
New York, New York 10016
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 31, 2024, there were 77,451,377 shares of the registrant’s Class A and 24,175,408 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2024

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2024 and January 31, 2024	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 30, 2024 and 2023	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended April 30, 2024 and 2023	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three Months Ended April 30, 2024 and 2023	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2024 and 2023	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

	PART II

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 6.	Exhibits	67

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

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Braze,” “the Company,” “we,” “our,” and “us,” refer to Braze, Inc. and its subsidiaries.

Trademarks

“Braze,” “Be Absolutely Engaging,” and other trade names and trademarks of ours appearing in this Quarterly Report on Form 10-Q are our property. This Quarterly Report on Form 10-Q contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Where You Can Find More Information

We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, or the SEC, press releases, public webcasts and conference calls, blogposts on our website (braze.com), and the investor relations section of our website (www.investors.braze.com). We therefore encourage investors and others interested in Braze to review the information that we make available on our website, in addition to following our filings with the SEC, press releases, webcasts and conference calls. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q, and you should not consider information on our website to be part of this Quarterly Report on Form 10-Q.

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	April 30, 2024	January 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,801	$68,228
Restricted cash, current	3,373	3,373
Accounts receivable, net of allowance of $2,396 and $2,772 at April 30, 2024 and January 31, 2024, respectively	81,632	92,256
Marketable securities	408,957	407,898
Prepaid expenses and other current assets	30,180	29,366
Total current assets	598,943	601,121
Restricted cash, noncurrent	530	530
Property and equipment, net	39,328	29,358
Operating lease right-of-use assets	76,597	81,163
Deferred contract costs	66,012	63,661
Goodwill	28,448	28,448
Intangible assets, net	3,472	3,690
Other assets	2,796	2,970
TOTAL ASSETS	$816,126	$810,941
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,689	$6,321
Accrued expenses and other current liabilities	56,267	63,264
Deferred revenue	229,330	204,269
Operating lease liabilities, current	15,360	15,585
Total current liabilities	305,646	289,439
Operating lease liabilities, noncurrent	72,173	75,027
Other long-term liabilities	2,074	2,050
TOTAL LIABILITIES	379,893	366,516
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	126	192
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of April 30, 2024 and January 31, 2024, respectively; 76,844,270 and 73,037,015 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	8	7
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of April 30, 2024 and January 31, 2024, respectively; 24,175,408 and 27,173,408 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	2	3
Additional paid-in capital	958,224	928,494
Accumulated other comprehensive loss	(3,393)	(1,178)
Accumulated deficit	(518,734)	(483,093)
TOTAL STOCKHOLDERS’ EQUITY	436,107	444,233
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$816,126	$810,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2024	2023

Revenue	$135,459	$101,780
Cost of revenue	44,548	32,687
Gross profit	90,911	69,093

Operating expenses:
Sales and marketing	69,827	57,262
Research and development	34,373	29,745
General and administrative	26,791	23,983
Total operating expenses	130,991	110,990
Loss from operations	(40,080)	(41,897)
Other income, net	5,171	3,459
Loss before provision for income taxes	(34,909)	(38,438)
Provision for income taxes	798	388
Net loss	(35,707)	(38,826)
Net loss attributable to redeemable non-controlling interest	(66)	(372)
Net loss attributable to Braze, Inc.	$(35,641)	$(38,454)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.35)	$(0.40)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	100,788	96,353
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2024	2023
Net loss	$(35,707)	$(38,826)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(137)	66
Unrealized gains (losses) on marketable securities	(2,078)	1,447
Other comprehensive income (loss), net	(2,215)	1,513
Comprehensive loss, net	(37,922)	(37,313)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(66)	(372)
Comprehensive loss attributable to Braze, Inc.	$(37,856)	$(36,941)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	233	—	1,035	—	—	1,035
Vesting of restricted stock units	—	577	—	—	—	—	—
Stock-based compensation	—	—	—	28,695	—	—	28,695
Other comprehensive loss	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to redeemable non-controlling interests	(66)	—	—	—	—	—	—
Net loss attributable to Braze Inc.	—	—	—	—	(35,641)	—	(35,641)
Balance at April 30, 2024	$126	101,020	$10	$958,224	$(518,734)	$(3,393)	$436,107

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	676	—	2,211	—	—	2,211
Vesting of restricted stock units	—	213	—	—	—	—	—
Stock-based compensation	—	—	—	24,576	—	—	24,576
Other comprehensive income	—	—	—	—	—	1,513	1,513
Net loss attributable to redeemable non-controlling interests	(372)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(38,454)	—	(38,454)
Balance at April 30, 2023	$1,083	96,864	$10	$832,831	$(392,381)	$(5,311)	$435,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(35,707)	$(38,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	28,620	24,179
Amortization of deferred contract costs	8,313	6,660
Depreciation and amortization	2,126	1,526
Provision for credit losses	668	594
(Accretion) amortization of (discount) premium on marketable securities	(487)	471
Non-cash foreign exchange (gain) loss	(295)	310
Fair value adjustments to contingent consideration	(137)	—
Other	280	20
Changes in operating assets and liabilities:
Accounts receivable	9,876	11,046
Prepaid expenses and other current assets	(984)	745
Deferred contract costs	(10,730)	(9,479)
ROU assets and liabilities	1,522	705
Other assets	277	(380)
Accounts payable	(1,800)	405
Accrued expenses and other current liabilities	(7,351)	9,364
Deferred revenue	25,285	15,228
Other long-term liabilities	(81)	(19)
Net cash provided by operating activities	19,395	22,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,915)	(40)
Capitalized internal-use software costs	(1,039)	(852)
Purchases of marketable securities	(59,650)	(46,297)
Maturities of marketable securities	57,000	71,486
Net cash (used in)/provided by investing activities	(10,604)	24,297
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,035	2,211
Payments of deferred purchase consideration	(2,916)	—
Net cash (used in)/provided by financing activities	(1,881)	2,211
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(337)	(180)
Net change in cash, cash equivalents, and restricted cash	6,573	48,877
Cash, cash equivalents, and restricted cash, beginning of period	72,131	72,623
Cash, cash equivalents, and restricted cash, end of period	$78,704	$121,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Three Months Ended April 30,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$1,576	$(465)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$597	$480
Unrealized net loss on marketable investment securities	$(2,078)	$(1,447)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$3,727	$66
Asset retirement obligation	$7	$6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Company Overview
Description of Business

Braze, Inc., together with its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” or “Braze”), is a cloud-based customer engagement platform that delivers customer-centric experiences across push notifications, email, in-product messaging, SMS and MMS messages, and more. Customers use the Braze platform to facilitate real-time experiences between brands and customers in a more authentic and human way.

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. As of April 30, 2024, we also lease additional office space in Austin, Berlin, Bucharest, Chicago, Jakarta, London, Paris, San Francisco, Seoul, Singapore, Sydney, and Tokyo.
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
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024 (the “Annual Report”). There have been no material changes to our significant accounting policies.
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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three months ended April 30, 2024 and 2023, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of April 30, 2024 and January 31, 2024, no customers accounted for 10% or more of our total accounts receivable balance.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with a description of the composition, and disclosure of the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the update should be applied retrospectively to each period presented in the financial statements. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended April 30,
	2024	2023
Subscription	$130,148	$97,146
Professional services and other	5,311	4,634
Total	$135,459	$101,780

The following table presents total revenue by geography (in thousands):

	Three Months Ended April 30,
	2024	2023
United States	$75,639	$58,503
International	59,820	43,277
Total	$135,459	$101,780

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $3.7 million and $1.5 million as of April 30, 2024 and January 31, 2024, respectively.

Contract Balances

Contract Assets

Contract assets as of April 30, 2024 and January 31, 2024 were $0.1 million and $0.9 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three months ended April 30, 2024, from amounts included in deferred revenue at January 31, 2024, was $98.4 million. Revenue recognized during the three months ended April 30, 2023 from amounts included in deferred revenue at January 31, 2023, was $77.1 million.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2024	$2,772
Reserve:
Credit losses	668
Deferred revenue	565
Write-offs	(1,644)
Recoveries	35
Balance at April 30, 2024	$2,396

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
April 30, 2023	$477.5	$325.4	$152.1
July 31, 2023	523.5	353.3	170.2
October 31, 2023	560.1	369.9	190.2
January 31, 2024	639.2	409.1	230.1
April 30, 2024	657.3	419.8	237.5
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of April 30, 2024, the liability balance was $0.5 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2024	$192
Net loss attributable to redeemable non-controlling interest	(66)
Balance as of April 30, 2024	$126
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,145	$—	$—	$20,145
U.S. government securities	8,996	—	—	8,996
Total cash equivalents	29,141	—	—	29,141

Marketable securities
U.S. government securities	$317,707	$—	$—	$317,707
Foreign securities	—	6,309	—	6,309
Corporate debt securities	—	84,941	—	84,941
Total marketable securities	317,707	91,250	—	408,957

Liabilities
Contingent consideration	$—	$—	$86	$86
Total liabilities	—	—	86	86
Total financial assets	$346,848	$91,250	$86	$438,184

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,758	$—	$—	$20,758
U.S. government securities	6,996	—	—	6,996
Total cash equivalents	27,754	—	—	27,754

Marketable securities
U.S. government securities	$318,957	$—	$—	$318,957
Foreign securities	—	6,367	—	6,367
Corporate debt securities	—	82,574	—	82,574
Total marketable securities	318,957	88,941	—	407,898

Liabilities
Contingent consideration	$—	$—	$223	$223
Total liabilities	—	—	223	223
Total financial assets	$346,711	$88,941	$223	$435,875

Our money market funds and financial instruments that are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of April 30, 2024 and January 31, 2024. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

The fair value of our contingent consideration is estimated using Level 3 unobservable inputs. The estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain, and involve significant judgments by management. We will reassess the fair value of the contingent consideration quarterly until the contingency is resolved. The liability is recorded within other long-term liabilities on the consolidated balance sheets. Changes in the fair value are recorded in operating income in the consolidated statements of operations.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Three Months Ended April 30,
	2024	2023
Beginning fair value	$223	$—
Adjustments in the period	(137)	—
Ending fair value	$86	$—
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	April 30, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$319,622	$—	$(1,915)	$317,707
Foreign securities	6,347	7	(45)	6,309
Corporate debt securities	85,228	31	(318)	84,941
Total	$411,197	$38	$(2,278)	$408,957

	January 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$319,343	$782	$(1,168)	$318,957
Foreign securities	6,349	31	(13)	6,367
Corporate debt securities	82,368	340	(134)	82,574
Total	$408,060	$1,153	$(1,315)	$407,898

Accrued interest receivables related to our available-for-sale securities of $3.6 million as of April 30, 2024, and $3.4 million as of January 31, 2024, were included within prepaid expenses and other current assets on the consolidated balance sheets.

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

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands):

	April 30, 2024
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$76,134	$(315)
Foreign securities	1,328	(8)
Corporate debt securities	6,477	(20)
Total	$83,939	$(343)

No individual security incurred continuous unrealized losses for greater than 12 months as of April 30, 2023.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of April 30, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of April 30, 2024 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of April 30, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of April 30, 2024 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	April 30, 2024
	Amortized Cost	Estimated Fair Value
Due within 1 year	$189,065	$187,947
Due in 1 year through 5 years	222,132	221,010
Total	$411,197	$408,957

	January 31, 2024
	Amortized Cost	Estimated Fair Value
Due within 1 year	$173,481	$172,520
Due in 1 year through 5 years	234,579	235,378
Total	$408,060	$407,898
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Interest income	$4,160	$2,928
Accretion/amortization of discount/premium, net	487	471
Investment income	$4,647	$3,399
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	April 30, 2024	January 31, 2024
Capitalized internal-use software	$14,707	$13,071
Computer equipment, office equipment, and software	10,315	7,411
Leasehold improvements	20,266	18,789
Furniture and fixtures	7,978	4,223
Total property and equipment	53,266	43,494
Less: accumulated depreciation and amortization	(13,938)	(14,136)
Total property and equipment, net	$39,328	$29,358

During the three months ended April 30, 2024, the total depreciation expense and amortization expense for property and equipment was $2.2 million, inclusive of $0.3 million net book value for fixed assets written off during the quarter. In addition, the accumulated depreciation decreased by $2.1 million for the disposal of fixed assets substantially consisting of leasehold improvements, computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation.

The total depreciation expense and amortization expense for property and equipment during the three months ended April 30, 2023 was $1.2 million, partially offset by $0.3 million of fixed assets removed, substantially consisting of leasehold improvements and computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation.

We capitalized internal-use software of $1.6 million and $1.3 million during the three months ended April 30, 2024 and 2023, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue, on the consolidated statements of operations, was $0.7 million and $0.5 million for the three months ended April 30, 2024 and 2023, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2024	January 31, 2024
Prepaid software subscriptions	$14,167	$14,864
Prepaid advertising	1,054	918
Prepaid insurance	1,758	1,881
Investment interest receivable	3,616	3,426
Consumption tax receivable	1,535	1,606
Prepaid events	1,978	1,170
Prepaid employee benefits	843	902
Other	5,229	4,599
Total prepaid expenses and other current assets	$30,180	$29,366

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	April 30, 2024	January 31, 2024
Accrued compensation costs	$16,567	$26,912
Accrued software subscriptions	10,945	10,956
Accrued commissions	5,450	7,440
Accrued professional service fees	2,016	1,555
Accrued advertising	1,743	1,662
Accrued tax liability	8,659	9,048
ESPP payable	3,977	594
Other	6,910	5,097
Total accrued expenses and other current liabilities	$56,267	$63,264
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $2.6 million and $2.4 million for the three months ended April 30, 2024 and 2023, respectively.

11. Stockholders’ Equity

Class A and Class B Common Stock

The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and may be converted at the option of the holder into one share of Class A common stock. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock in certain circumstances, including on the earlier of (i) the last trading day of the fiscal quarter during which the number of shares of Class B common stock then outstanding represents less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, or (ii) the last trading day of the fiscal quarter immediately following the fifth anniversary of the initial public offering. All shares of the Company’s capital stock outstanding immediately prior to our initial public offering, including all shares held by its executive officers, directors and their respective affiliates, and all shares issuable upon the conversion of our then outstanding convertible preferred stock, were reclassified into shares of Class B common stock immediately prior to the completion of the initial public offering.
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

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the

February 1 increase. On February 1, 2024, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 5,010,520 shares.
Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2024	6,263,739
Granted	1,798,592	$52.71
Vested	(576,623)	$36.90
Forfeited	(131,562)	$38.96
Balance as of April 30, 2024	7,354,146

RSUs granted during the three months ended April 30, 2024 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one-year cliff vesting period with quarterly vesting thereafter.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended, April 30,
	2024	2023
Cost of revenue	$964	$889
Sales and marketing	9,445	7,848
Research and development	10,832	9,843
General and administrative	7,037	5,566
Stock-based compensation, net of amounts capitalized	$28,278	$24,146
Capitalized stock-based compensation expense	597	480
Total stock-based compensation expense	$28,875	$24,626

As of April 30, 2024, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$23,025	$218,665
Weighted-average remaining recognition period (years)	1.52	2.84

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2024, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 1,002,104 shares.

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

The Company recognized $0.8 million and $0.8 million of stock-based compensation expense related to the ESPP in the three months ended April 30, 2024 and 2023, respectively.

As of April 30, 2024, $4.0 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

There were no issuances of Class A common stock under the ESPP in the three months ended April 30, 2024. As of April 30, 2024, there are 4,357,174 shares of Class A common stock that remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.2 million and $1.0 million as of April 30, 2024 and January 31, 2024, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. As of January 31, 2024, we have filed prior period returns in several jurisdictions in order to remediate this potential exposure, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of April 30, 2024, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Operating lease cost	$5,541	$3,651
Variable lease cost	810	672
Short-term lease cost	102	288
Total net lease cost	$6,453	$4,611

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
Remainder of 2025	$11,574
2026	15,468
2027	14,493
2028	13,062
2029	12,538
Thereafter	50,987
Total future undiscounted lease payments	$118,122
Less: imputed interest	(30,589)
Total reported lease liability	$87,533

The Company's lease terms and discount rates are as follows:

	April 30,
	2024	2023
Weighted-average remaining lease term (years)	8.1	6.3
Weighted-average discount rate	7.2%	5.5%

Other information for the Company's leases is as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,707	$2,933
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,767
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $0.8 million and $0.4 million for the three months ended April 30, 2024 and 2023, respectively. The effective tax rate for the three months ended April 30, 2024 and 2023 was (2.3)% and (1.0)%, respectively.

The provision for income taxes recorded for the three months ended April 30, 2024 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss attributable to Braze, Inc.	$(35,641)	$(38,454)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	100,788	96,360
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	—	(7)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	100,788	96,353
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.35)	$(0.40)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended April 30,
	2024	2023
Options to purchase common stock	5,885	7,440
Restricted stock units	7,354	7,333
ESPP shares estimated to be purchased	124	138
Total	13,363	14,911

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $1.4 million and $0.8 million during the three months ended April 30, 2024 and 2023, respectively.

18. Restructuring

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. No restructuring costs were recognized during the three months ended April 30, 2024 and 2023.

19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s then exclusive reseller in Australia and New Zealand. The transaction provides Braze with a direct market presence in Australia and New Zealand, along with local market expertise from the North Star team.

The total purchase price consideration, as adjusted, of $26.9 million consisted of cash payments of $17.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The sellers are eligible to receive cash earn-out payments calculated based on qualified revenue performance metrics for the two individual twelve month periods immediately subsequent to the closing of the acquisition. The earn-out payments are capped at $10.0 million for the first earn-out period and $16.0 million for the second earn-out period. The fair value measurement of the contingent consideration liability has been influenced by developments in the significant inputs for such calculation, notably the new and incremental actual and forecasted deal closings from the

Australia-New Zealand region. As a result, during the quarter ended April 30, 2024, the Company reduced the contingent consideration liability by $0.1 million to $0.1 million.

The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.4 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

An indemnification holdback of $2.8 million that was previously recorded within accrued expenses and other current liabilities on the consolidated balance sheets was extinguished in the three months ended April 30, 2024. The indemnification holdback represents security for potential indemnification claims against the seller. The indemnification holdback was released in full.

Of the initial $0.5 million working capital holdback, $0.3 million has been released based on the completion of post-close adjustment procedures.

The results of operations of North Star, which were not material, have been included in the Company’s consolidated statements of operations for the three months ended April 30, 2024.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	April 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(286)	$2,833	10 years
Restrictive covenant relationships	186	(85)	101	2 years
Trademark	465	(427)	38	1 year
Total amortizable intangible assets	3,770	(798)	2,972
Non-amortizable intangible assets
Technology licenses	500	—	500	n/a
Total intangible assets, net	$4,270	$(798)	$3,472

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(208)	$2,911	10 years
Restrictive covenant relationships	186	(62)	124	2 years
Trademark	465	(310)	155	1 year
Total amortizable intangible assets	3,770	(580)	3,190
Non-amortizable intangible assets
Technology licenses	500	—	500	n/a
Total intangible assets, net	$4,270	$(580)	$3,690

Intangible amortization expense was approximately $0.2 million for the three months ended April 30, 2024. There were no amortizable intangible assets in the three months ended April 30, 2023; therefore, no intangible amortization expense was recorded.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2025	$342
2026	343
2027	312
2028	312
2029	312
Thereafter	1351
Total	$2,972

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2024	$28,448
Acquisition related adjustments	—
Balance at April 30, 2024	$28,448

22. Subsequent Events

In May 2024, in connection with our Pledge 1% commitment, we donated 32,155 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $1.3 million of operating expense.

In May 2024, the Company entered into a lease agreement for a new office space in Sydney, Australia. The lease commencement date, which is when the premises will become available to the Company for use, is expected to be in the fourth quarter of fiscal year 2025. The Company is obligated to pay approximately $0.1 million per month beginning in the fourth quarter of fiscal year 2025 through the third quarter of fiscal year 2030, the expiration date.

In May 2024, the Company granted RSUs for a total of 76,214 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $3.1 million.

In June 2024, the Company granted RSUs for a total of 5,439 shares of Class A common stock to a member of its Board of Directors pursuant to the 2021 Plan. The RSUs vest over a service period of approximately three years. The grant date fair value of the award was estimated at $0.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2024 that are included in our Annual Report on Form 10-K, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on April 1, 2024. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
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

Our customers include many established global enterprises and leading technology innovators, and span a wide variety of sizes and industries, including retail and consumer goods, media and entertainment, restaurants and on-demand healthcare and life sciences, financial services, travel, transportation, and hospitality.

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

We have grown significantly in recent periods. We generated revenue of $135.5 million in the three months ended April 30, 2024, representing year-over-year growth of 33.1% from the three months ended April 30, 2023. We had net losses of $35.7 million and $38.8 million in the three months ended April 30, 2024 and 2023, respectively. We had net cash provided by operating activities of $19.4 million in the three months ended April 30, 2024 and net cash provided by operating activities of $22.5 million in the three months ended April 30, 2023, respectively. Our Non-GAAP free cash flow was $11.4 million and $21.7 million in the three months ended April 30, 2024 and 2023, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, media and entertainment, on-demand services, gaming, health and lifestyle, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of April 30, 2024, we had 2,102 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of April 30, 2024, we had approximately 6.5 billion monthly active users, up from approximately 6.2 billion monthly active users as of January 31, 2024.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended April 30, 2024 and April 30, 2023 was 117% and 122%, respectively, for all our customers, and 119% and 124%, respectively, for our customers with ARR of $500,000 or more. In addition, 212 and 164 of our customers had ARR of $500,000 or more as of April 30, 2024 and April 30, 2023, respectively.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the three months ended April 30, 2024 and 2023, approximately 44% and 43% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. General macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest have led to increased economic uncertainty. We cannot predict if these trends will continue, and, accordingly, we are not able to estimate the ongoing effects on our results of operations, financial condition or liquidity as a result of these macroeconomic factors. For additional details, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Revenue	$135,459	$101,780
Cost of revenue (1)	44,548	32,687
Gross profit	90,911	69,093
Operating expenses:
Sales and marketing (1)	69,827	57,262
Research and development (1)	34,373	29,745
General and administrative (1)	26,791	23,983
Total operating expenses	130,991	110,990
Loss from operations	(40,080)	(41,897)
Other income, net	5,171	3,459
Loss before provision for income taxes	(34,909)	(38,438)
Provision for income taxes	798	388
Net loss	$(35,707)	$(38,826)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cost of revenue	$964	$889
Sales and marketing	9,445	7,848
Research and development	10,832	9,843
General and administrative	7,037	5,566
Total stock-based compensation expense	$28,278	$24,146

The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	33%	32%
Gross profit	67%	68%
Operating expenses:
Sales and marketing	52%	56%
Research and development	25%	29%
General and administrative	20%	24%
Total operating expenses	97%	109%
Loss from operations	(30)%	(41)%
Other income, net	4%	3%
Loss before provision for income taxes	(26)%	(38)%
Provision for income taxes	—%	—%
Net loss	(26)%	(38)%

Comparison of the Three Months Ended April 30, 2024 and April 30, 2023
Revenue

	Three Months Ended April 30,
	2024	2023	Change	% Change
	($ in thousands)
Revenue	$135,459	$101,780	$33,679	33.1%
The increase in revenue of $33.7 million, or 33.1%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, was primarily driven by a $33.0 million or 34.0% increase in subscription revenue. Approximately 56.3% of the increase in subscription revenue was attributable to the growth from existing customers, increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 43.7% was attributable to new customers. Total customers grew to 2,102 as of April 30, 2024, from 1,866 as of April 30, 2023. Professional services revenue increased $0.7 million or 15% due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the decline in onboarding revenue as a result of the continued engagement of new customers with third-party partner-led onboarding. Additionally, in the three months ended April 30, 2024, our international revenue increased by $16.5 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2024	2023	Change	% Change
	($ in thousands)
Cost of revenue	$44,548	$32,687	$11,861	36.3%
Gross profit	$90,911	$69,093	$21,818	31.6%
Gross margin	67.1%	67.9%
The increase in cost of revenue of $11.9 million, or 36.3%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, was primarily driven by an increase of $4.7 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $5.9 million increase in third-party messaging fees associated with growth in SMS and new channel offerings. In addition, we had an increase in personnel costs and overhead costs of $1.0 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $21.8 million, or 31.6%, in the three months ended April 30, 2024, compared to the three months ended April 30, 2023, and our gross margin decreased 0.8% to 67.1% in the three months ended April 30, 2024 from 67.9% in the three months ended April 30, 2023. The margin decrease was primarily due to increased expenses associated with the increased adoption of premium messaging channels and a one-time charge to revenue related to our April service disruption.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,
	2024	2023	Change	% Change
	($ in thousands)
Sales and marketing	$69,827	$57,262	$12,565	21.9%
The increase in sales and marketing expense of $12.6 million, or 21.9%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, was primarily driven by an increase in personnel costs and overhead costs of $6.9 million, which included $1.6 million of stock-based compensation costs. Additionally, the increase was driven in part by an increase of $4.1 million in promotional and product marketing, primarily related to the hosting of regional customer events and sales related events.
Research and Development Expense

	Three Months Ended April 30,
	2024	2023	Change	% Change
	($ in thousands)
Research and development	$34,373	$29,745	$4,628	15.6%

The increase in research and development expense of $4.6 million, or 15.6%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, was primarily driven by an increase of personnel and overhead costs of $4.0 million, which included $1.0 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Three Months Ended April 30,
	2024	2023	Change	% Change
	($ in thousands)
General and administrative	$26,791	$23,983	$2,808	11.7%

The increase in general and administrative expenses of $2.8 million, or 11.7%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, was primarily driven by an increase in personnel and overhead costs of $3.6 million, which included $1.5 million of stock-based compensation costs. The increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements. The increases were partially offset by a decrease of $0.6 million in professional services costs and a decrease in the fair value measurement of the contingent consideration related to the acquisition of North Star Y, Pty Ltd, or North Star, of $0.1 million, as a result of developments in significant inputs for such calculation, notably new and incremental actual and forecasted deal closings from the Australia-New Zealand region.

Other Income, Net

	Three Months Ended April 30,
	2024	2023	Change	% Change
	($ in thousands)
Other income, net	$5,171	$3,459	$1,712	49.5%
The increase in other income, net of $1.7 million, or 49.5%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, was attributable to a $1.6 million increase in investment income from marketable securities.

The investment income increase was driven primarily by the graded maturation of the portfolio positions at higher interest rates and the reinvestment of proceeds in a high interest rate environment.
Liquidity and Capital Resources
Sources of Funds
As of April 30, 2024, our principal source of liquidity was cash, cash equivalents, and marketable securities of $487.7 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $518.7 million as of April 30, 2024, and cash flows provided by operating activities for the three months ended April 30, 2024 of $19.4 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of April 30, 2024, we had total deferred revenue of $229.7 million, of which $229.3 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$19,395	$22,549
Net cash (used in)/provided by investing activities	$(10,604)	$24,297
Net cash (used in)/provided by financing activities	$(1,881)	$2,211
Operating Activities
For the three months ended April 30, 2024, net cash provided by operating activities was $19.4 million, primarily due to a net loss of $35.7 million adjusted for non-cash charges of $39.1 million and net changes in our operating assets and liabilities of $16.0 million. The non-cash adjustments primarily relate to stock-based compensation of $28.6 million, amortization of deferred contract costs of $8.3 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $9.9 million and increase in deferred revenue of $25.3 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $10.7 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash used in investing activities was $10.6 million for the three months ended April 30, 2024, primarily consisting of purchases of marketable securities of $59.7 million and purchases of property and equipment of $6.9 million, partially offset by maturities of marketable securities of $57.0 million.

Net cash provided by investing activities was $24.3 million for the three months ended April 30, 2023, primarily consisting of maturities of marketable securities of $71.5 million, partially offset by purchases of marketable securities of $46.3 million and capitalization of internal-use software costs of $0.9 million.

Financing Activities
Net cash used in financing activities was $1.9 million for the three months ended April 30, 2024, primarily consisting payments of deferred purchase consideration of $2.9 million, partially offset by proceeds from the exercise of common stock options of $1.0 million.

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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$19,395	$22,549
Less:
Purchases of property and equipment	(6,915)	(40)
Capitalized internal-use software costs	(1,039)	(852)
Non-GAAP Free cash flow	$11,441	$21,657
Net cash (used in)/provided by investing activities	$(10,604)	$24,297
Net cash (used in)/provided by financing activities	$(1,881)	$2,211
Our free cash flow decreased for the three months ended April 30, 2024 from the three months ended April 30, 2023, primarily due to the significant outflow related to purchases of property and equipment, mainly associated with our new offices, including our New York City headquarters. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $210.7 million and $118.6 million, respectively, as of April 30, 2024. Purchase commitments for business operations are predominately related to cloud hosting, infrastructure, and other software-based services and due primarily over the next three years. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements, if applicable.
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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $487.7 million as of April 30, 2024, of which $409.0 million was invested in government securities, foreign securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of April 30, 2024, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as

“available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

Foreign Currency Exchange Rate Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is primarily the respective local currency. Substantially all of our sales are denominated in U.S. dollars. Our only sales denominated in a currency other than the U.S. dollars are our sales in Japan, which are denominated in Yen. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily the United States, United Kingdom, Singapore and Japan. Our consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Gains or losses due to transactions in foreign currencies are included in interest and other income, net in the consolidated statements of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2024.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations, domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses, such as the conflicts between Israel and Hamas and between Russia and Ukraine and the resulting sanctions on Russia. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $135.5 million and $101.8 million for the three months ended April 30, 2024 and 2023, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $35.7 million and $38.8 million for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, we had an accumulated deficit of $518.7 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

We track certain operational metrics, including, among others, the number of customers, monthly active users, platform enabled interactions, consumer generated data points, customer messages, annual recurring revenue, dollar-based net retention rate and Non-GAAP free cash flow. Our operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.

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

Further, some of our contracts limit the amount we can increase prices from period to period or include pricing guarantees. Accordingly, these pricing restrictions may cause the revenue generated from these contracts to not keep pace with our costs, particularly if we are adversely affected by increasing costs caused by inflation, including labor and employee benefit costs. We have in the past, and may in the future, adapt our strategy to address these market dynamics for customers that were significantly negatively impacted by the macroeconomic environment. We cannot guarantee that any change in strategy will be successful and such changes may cause our revenue to decline, which may inhibit our ability to scale our business and prevent us from achieving and maintaining profitability over the long term. Our customers may also terminate their contracts, renew their agreements on terms less favorable to us, or fail to purchase additional product subscriptions. As such, our revenue may decline, and, as a result, our ability to scale our business may be impaired and our business, financial condition and results of operations would likely be harmed as a result.

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

Our customer agreements often provide service level commitments. We have in the past, and may in the future, fail to meet the stated service level commitments or suffer extended periods of unavailability of our platform. Any such incident could result in us being obligated to provide these customers with service credits. We could also face contract terminations or refusal by certain of our customers to renew as a result of any such outages. We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers and, as a result, our services may be impacted in the future, and have been impacted in the past, by unscheduled downtime at such providers that is beyond our control. Our revenue has in the past been affected, could be significantly affected in the future, by unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers.

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

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through a number of channels and integrations, and we are dependent on third-party providers for delivery of content in many of these channels and integrations, including, among others, emails, SMS/MMS, third-party messaging services and audience sync advertising campaigns. We are also dependent on Apple services and Google services for delivery of mobile and web notifications. If any of these third-party providers change their policies regarding the delivery of certain messages or content, or if our customers do not comply with these third-party providers’ current policies or procedures, some of our customers may no longer be able to use the applicable channels and integrations through our platform. Further, if any of these third-party providers were to suspend or terminate our customers’ use of their services or to suffer extended service outages, then our customers may not be able to deliver the applicable messages or content using our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. For instance, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations. We will also face similar risks as we add new channels and integrations to our platform that are supported by third parties if such third parties were to face similar challenges or disruptions with regard to their respective channels or integrations. Additionally, many of the third parties that we use or with which we integrate hold us responsible for the acts and omissions of our customers. While we contractually obligate our customers to comply with the requirements of third-party providers and applicable laws when using our platform to deliver content through our messaging channels or integrations, we cannot guarantee that all customers will do so at all times. If any of our customers were to use our platform in violation of the policies of third-party providers or applicable law, even without our knowledge, we may be subject to financial penalties and reputational harm.

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

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s updated standard contractual clauses, or the SCCs, and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the validity of relying on the SCCs as a transfer mechanism has been, and is expected to continue to be, the subject of further litigation in the EU. For example, on May 22, 2023, Ireland’s Data Protection Commission fined Meta Platforms Ireland Ltd. 1.2 billion euros for violating the EU GDPR’s data transfer requirements by unlawfully transferring the personal data of Facebook users from the EEA to the United States, and ordered Meta to suspend any future transfers of such personal data to the United States within five months and to stop further processing and storing of such personal data in the U.S. within six months, finding that Meta did not have adequate supplementary measures in place in addition to the SCCs. While this decision is subject to appeal and applies solely to Meta, it is possible that, as a result of such decision, the supplementary measures we have implemented in addition to the SCCs will not be deemed adequate, and we could be required to stop transferring personal data from the EEA to the United States. Further, while the European Commission adopted an adequacy decision in July 2023, concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the recently developed EU-U.S. Data Privacy Framework (followed in October 2023 with the adoption of an adequacy decision in the U.K. for the U.K.-U.S. Data Bridge), there are indications that EU authorities remain skeptical of the adequacy of the EU-U.S. Data Privacy Framework and such new adequacy decision has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR and are deemed to offer a less adequate level of protection to the personal data of EEA citizens. Other jurisdictions around the world are also developing their own unique set of restrictions and mechanisms to govern cross-border data flows.

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

For more information on the privacy, data security and data protection laws and regulations to which we are or may become subject, see the section titled “Business – Privacy, Data Security and Data Protection” in our Annual Report.

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

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal data in our control, our security measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in recent years and will likely continue into the foreseeable future.

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

We have in the past, and may continue in the future to, become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected.

If we fail to provide services that our customers can use in compliance with regulations and/or industry standards, our revenue and results of operations could be harmed.

Since our customers are able to upload data into our platform, we may be hosting or otherwise processing substantial amounts of personal data. Our cloud platform has completed a SOC 2 Type 2 audit for security, is ISO 27001 certified and is designed to comply, in all material respects, with various HIPAA standards. Governments and industry organizations may also adopt new laws, regulations, rules, certifications, requirements or standards, or make changes to existing laws, regulations, rules, requirements or standards, that could impact the demand for, or value of, our platform. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our revenue, business, financial condition and results of operations could be adversely affected.

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

As of April 30, 2024, we owned 25 granted patents related to our platform and its technology and two patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in Australia, Canada, EU, Japan, New Zealand, Singapore, Tonga, United Kingdom, and the United States. However, any pending or future trademark applications may not be approved, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands.

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

Our use of artificial intelligence, or AI, and machine learning in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.

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

Risks Related to Socioeconomic Factors

Our future revenue and results of operations could be harmed if the increases in demand we have seen from certain industries as a result of the COVID-19 pandemic fail to continue over the long term.

In response to the COVID-19 pandemic, governments previously instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions prompted shifts from physical commerce to e-commerce, from in-room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that have benefited from increased demand during the COVID-19 pandemic, this trend may not continue over the long term. Some of our customers may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of April 30, 2024, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 75.9% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 82.3% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None.
Use of Proceeds

Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

On April 7, 2024, Phillip Fernandez, a member of our board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 120,000 shares of our Class A common stock, subject to the satisfaction of specified price conditions. The plan will terminate on July 15, 2025, subject to early termination for certain specified events set forth in the plan.

On April 11, 2024, Susan Wiseman, our General Counsel, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 185,590 shares of our Class A common stock, subject to the satisfaction of specified price conditions, and all shares received upon the settlement of 29,640 then outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity awards. The plan will terminate on July 15, 2025, subject to early termination for certain specified events set forth in the plan.

On April 15, 2024, Pankaj Malik, our Chief Accounting Officer, adjusted the percentage of shares to be sold on his behalf by Braze, Inc. pursuant to the Company’s “sell to cover” program. This “sell to cover” program is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and mandates the sale of shares by the Company to satisfy the income tax withholding and remittance obligations of the Company in connection with the vesting and settlement of restricted stock unit awards issued pursuant to the Company’s equity incentive plans. The Company provides its employees the opportunity to adjust the applicable withholding rate under this “sell to cover” program during the first quarter of each fiscal year.
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
Date: June 6, 2024

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: June 6, 2024