Form 10-Q
period 2024-10-31
Braze, Inc.
filed 2024-12-10
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 2, 2024, there were 87,467,590 shares of the registrant’s Class A and 16,017,314 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2024

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at October 31, 2024 (Unaudited) and January 31, 2024	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended October 31, 2024 and 2023	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended October 31, 2024 and 2023	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended October 31, 2024 and 2023	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2024 and 2023	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

	PART II

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6.	Exhibits	72

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	October 31, 2024	January 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,312	$68,228
Restricted cash, current	—	3,373
Accounts receivable, net of allowance of $2,696 and $2,772 at October 31, 2024 and January 31, 2024, respectively	90,299	92,256
Marketable securities	431,258	407,898
Prepaid expenses and other current assets	30,452	29,366
Total current assets	613,321	601,121
Restricted cash, noncurrent	530	530
Property and equipment, net	39,910	29,358
Operating lease right-of-use assets	80,352	81,163
Deferred contract costs	72,388	63,661
Goodwill	28,448	28,448
Intangible assets, net	3,231	3,690
Other assets	3,832	2,970
TOTAL ASSETS	$842,012	$810,941
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,912	$6,321
Accrued expenses and other current liabilities	63,322	63,264
Deferred revenue	223,682	204,269
Operating lease liabilities, current	18,315	15,585
Total current liabilities	308,231	289,439
Operating lease liabilities, noncurrent	73,768	75,027
Other long-term liabilities	2,200	2,050
TOTAL LIABILITIES	384,199	366,516
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	(240)	192
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of October 31, 2024 and January 31, 2024, respectively; 82,534,449 and 73,037,015 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	8	7
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of October 31, 2024 and January 31, 2024, respectively; 20,296,274 and 27,173,408 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	2	3
Additional paid-in capital	1,027,339	928,494
Accumulated other comprehensive loss	348	(1,178)
Accumulated deficit	(569,644)	(483,093)
TOTAL STOCKHOLDERS’ EQUITY	458,053	444,233
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$842,012	$810,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	$152,052	$123,956	$433,010	$340,843
Cost of revenue	45,910	36,374	133,878	104,535
Gross profit	106,142	87,582	299,132	236,308

Operating expenses:
Sales and marketing	74,658	66,395	213,054	184,074
Research and development	32,855	29,872	100,369	88,749
General and administrative	31,199	26,448	86,309	75,884
Total operating expenses	138,712	122,715	399,732	348,707
Loss from operations	(32,570)	(35,133)	(100,600)	(112,399)
Other income, net	5,294	4,542	15,968	11,866
Loss before provision for income taxes	(27,276)	(30,591)	(84,632)	(100,533)
Provision for income taxes	851	385	2,351	1,318
Net loss	(28,127)	(30,976)	(86,983)	(101,851)
Net loss attributable to redeemable non-controlling interest	(216)	(235)	(432)	(962)
Net loss attributable to Braze, Inc.	$(27,911)	$(30,741)	$(86,551)	$(100,889)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.27)	$(0.31)	$(0.85)	$(1.03)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	102,146	97,880	101,714	97,615
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(28,127)	$(30,976)	$(86,983)	$(101,851)
Other comprehensive income:
Change in foreign currency translation adjustments	165	(368)	230	(172)
Unrealized gains on marketable securities	436	1,060	1,296	1,811
Other comprehensive income, net	601	692	1,526	1,639
Comprehensive loss, net	(27,526)	(30,284)	(85,457)	(100,212)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(216)	(235)	(432)	(962)
Comprehensive loss attributable to Braze, Inc.	$(27,310)	$(30,049)	$(85,025)	$(99,250)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2024	$(24)	101,957	$10	$995,669	$(541,733)	$(253)	$453,693
Issuance of common stock for options exercised	—	189	—	1,477	—	—	1,477
Vesting of restricted stock units	—	653	—	—	—	—	—
Stock-based compensation	—	—	—	28,776	—	—	28,776
Other comprehensive income	—	—	—	—	—	601	601
Net loss attributable to redeemable non-controlling interests	(216)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	1,417	—	—	1,417
Net loss attributable to Braze Inc.	—	—	—	—	(27,911)	—	(27,911)
Balance at October 31, 2024	$(240)	102,831	$10	$1,027,339	$(569,644)	$348	$458,053

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2023	$728	98,230	$10	$870,313	$(424,075)	$(5,877)	$440,371
Issuance of common stock for options exercised	—	415	—	1,838	—	—	1,838
Vesting of restricted stock units	—	533	—	—	—	—	—
Stock-based compensation	—	—	—	24,530	—	—	24,530
Other comprehensive income	—	—	—	—	—	692	692
Net loss attributable to redeemable non-controlling interests	(235)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	1,427	—	—	1,427
Issuance of common stock from acquisition	—	—	—	121	—	—	121
Net loss attributable to Braze, Inc.	—	—	—	—	(30,741)	—	(30,741)
Balance at October 31, 2023	$493	99,210	10	898,229	(454,816)	(5,185)	438,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(cont.) (in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	590	—	3,682	—	—	3,682
Issuance of common stock under employee stock purchase plan	—	149	—	4,752	—	—	4,752
Vesting of restricted stock units	—	1,818	—	—	—	—	—
Stock-based compensation	—	—	—	87,647	—	—	87,647
Other comprehensive income	—	—	—	—	—	1,526	1,526
Net loss attributable to redeemable non-controlling interests	(432)	—	—	—	—	—	—
Charitable donation of stock	—	64	—	2,764	—	—	2,764
Net loss attributable to Braze, Inc.	—	—	—	—	(86,551)	—	(86,551)
Balance at October 31, 2024	$(240)	102,831	$10	$1,027,339	$(569,644)	$348	$458,053

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	1,664	—	5,949	—	—	5,949
Issuance of common stock under employee stock purchase plan	—	128	—	3,222	—	—	3,222
Vesting of restricted stock units	—	1,189	—	—	—	—	—
Stock-based compensation	—	—	—	74,502	—	—	74,502
Other comprehensive income	—	—	—	—	—	1,639	1,639
Net loss attributable to redeemable non-controlling interests	(962)	—	—	—	—	—	—
Charitable donation of stock	—	64	—	2,391	—	—	2,391
Issuance of common stock from acquisition	—	190	—	6,121	—	—	6,121
Net loss attributable to Braze, Inc.	—	—	—	—	(100,889)	—	(100,889)
Balance at October 31, 2023	$493	99,210	$10	$898,229	$(454,816)	$(5,185)	$438,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(86,983)	$(101,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	87,184	72,961
Amortization of deferred contract costs	26,004	21,684
Depreciation and amortization	7,368	5,082
Provision for credit losses	2,157	1,717
Value of common stock donated to charity	2,764	2,391
(Accretion) amortization of (discount) premium on marketable securities	(1,605)	1,579
Non-cash foreign exchange loss	(802)	473
Fair value adjustments to contingent consideration	(223)	—
Fixed asset write offs	436	128
Other	1	8
Changes in operating assets and liabilities:
Accounts receivable	(227)	7,269
Prepaid expenses and other current assets	(1,365)	1,946
Deferred contract costs	(34,764)	(32,609)
ROU assets and liabilities	2,123	1,903
Other assets	(506)	(324)
Accounts payable	(3,326)	2,859
Accrued expenses and other current liabilities	2,105	9,321
Deferred revenue	19,517	8,363
Other long-term liabilities	(261)	129
Net cash provided by operating activities	19,597	3,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	—	(16,319)
Purchases of property and equipment	(12,147)	(3,439)
Capitalized internal-use software costs	(3,023)	(2,536)
Purchases of marketable securities	(179,545)	(191,922)
Maturities of marketable securities	159,086	194,737
Net cash used in investing activities	(35,629)	(19,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3,682	5,949
Proceeds from stock associated with employee stock purchase plan	4,752	3,222
Payments of deferred purchase consideration	(2,916)	(165)
Net cash provided by financing activities	5,518	9,006
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	225	(806)
Net change in cash, cash equivalents, and restricted cash	(10,289)	(8,250)
Cash, cash equivalents, and restricted cash, beginning of period	72,131	72,623
Cash, cash equivalents, and restricted cash, end of period	$61,842	$64,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended October 31,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$2,518	$182

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$1,776	$1,516
Unrealized net gain (loss) on marketable investment securities	$1,296	$(1,811)
Net change to property and equipment (included in accounts payable/accrued liabilities)	$727	$(8)
Asset retirement obligation	$9	$17
Common stock issuance, acquisition	$—	$(6,121)
Contingent consideration, acquisition	$—	$(1,795)
Indemnity holdbacks, acquisition	$—	$(2,965)
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of October 31, 2024, we also lease additional office space in over 10 cities across North America, South America, Europe, and Asia-Pacific.
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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and nine months ended October 31, 2024 and October 31, 2023, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of October 31, 2024, no customers accounted for 10% or more of our total accounts receivable balance. As of January 31, 2024, one customer accounted for approximately 11% of our accounts receivable.

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

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which is intended to provide enhanced transparency into the nature of expenses and requires more detailed information on specific expense categories included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard may be applied either (1) on a prospective basis or (2) retrospectively to all periods presented in the consolidated financial statements. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Subscription	$146,256	$118,345	$416,364	$325,202
Professional services and other	5,796	5,611	16,646	15,641
Total	$152,052	$123,956	$433,010	$340,843

The following table presents total revenue by geography (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$82,938	$69,724	$238,810	$193,341
International	69,114	54,232	194,200	147,502
Total	$152,052	$123,956	$433,010	$340,843

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.1 million and $1.5 million as of October 31, 2024 and January 31, 2024, respectively.

Contract Balances

Contract Assets

Contract assets as of October 31, 2024 and January 31, 2024 were $0.2 million and $0.9 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and nine months ended October 31, 2024 from amounts included in deferred revenue at January 31, 2024, was $33.5 million and $191.8 million, respectively. Revenue recognized during the three and nine months ended October 31, 2023 from amounts included in deferred revenue at January 31, 2023, was $27.0 million and $155.3 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2024	$2,772
Reserve:
Credit losses	2,157
Deferred revenue	1,805
Write-offs	(4,332)
Recoveries	294
Balance at October 31, 2024	$2,696

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
October 31, 2023	$560.1	$369.9	$190.2
January 31, 2024	639.2	409.1	230.1
April 30, 2024	657.3	419.8	237.5
July 31, 2024	689.6	438.3	251.3
October 31, 2024	716.8	458.2	258.6
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of October 31, 2024, the liability balance was $0.9 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2024	$192
Net loss attributable to redeemable non-controlling interest	(432)
Balance as of October 31, 2024	$(240)
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,169	$—	$—	$20,169
Total cash equivalents	20,169	—	—	20,169

Marketable securities
U.S. government securities	$321,448	$—	$—	$321,448
Foreign securities	—	5,034	—	5,034
Corporate debt securities	—	104,776	—	104,776
Total marketable securities	321,448	109,810	—	431,258

Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities	—	—	—	—
Total financial assets	$341,617	$109,810	$—	$451,427

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,758	$—	$—	$20,758
U.S. government securities	6,996	—	—	6,996
Total cash equivalents	27,754	—	—	27,754

Marketable securities
U.S. government securities	$318,957	$—	$—	$318,957
Foreign securities	—	6,367	—	6,367
Corporate debt securities	—	82,574	—	82,574
Total marketable securities	318,957	88,941	—	407,898

Liabilities
Contingent consideration	$—	$—	$223	$223
Total liabilities	—	—	223	223
Total financial assets	$346,711	$88,941	$223	$435,875

Our money market funds and financial instruments that are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of October 31, 2024 and January 31, 2024. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

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

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Beginning fair value	$86	$1,593	$223	$—
Additions/adjustments in the period	(86)	202	(223)	1,795
Ending fair value	$—	$1,795	$—	$1,795
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	October 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$320,950	$914	$(416)	$321,448
Foreign securities	5,008	26	—	5,034
Corporate debt securities	104,166	663	(53)	104,776
Total	$430,124	$1,603	$(469)	$431,258

	January 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$319,343	$782	$(1,168)	$318,957
Foreign securities	6,349	31	(13)	6,367
Corporate debt securities	82,368	340	(134)	82,574
Total	$408,060	$1,153	$(1,315)	$407,898

Accrued interest receivables related to our available-for-sale securities of $4.0 million as of October 31, 2024 and $3.4 million as of January 31, 2024, were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented.

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands):

	October 31, 2024
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$67,264	$(98)
Corporate debt securities	7,189	(2)
Total	$74,453	$(100)

	January 31, 2024
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$99,613	$(741)
Foreign securities	1,325	(11)
Corporate debt securities	28,858	(113)
Total	$129,796	$(865)

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of October 31, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of October 31, 2024 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of October 31, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of October 31, 2024 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	October 31, 2024
	Amortized Cost	Estimated Fair Value
Due within 1 year	$217,354	$217,833
Due in 1 year through 5 years	212,770	213,425
Total	$430,124	$431,258

	January 31, 2024
	Amortized Cost	Estimated Fair Value
Due within 1 year	$173,481	$172,520
Due in 1 year through 5 years	234,579	235,378
Total	$408,060	$407,898

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest income	$4,719	$3,532	$13,334	$9,705
Accretion/amortization of discount/premium, net	562	588	1,605	1,579
Investment income	$5,281	$4,120	$14,939	$11,284
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	October 31, 2024	January 31, 2024
Capitalized internal-use software	$17,870	$13,071
Computer equipment, office equipment, and software	10,405	7,411
Leasehold improvements	21,438	18,789
Furniture and fixtures	8,493	4,223
Total property and equipment	58,206	43,494
Less: accumulated depreciation and amortization	(18,296)	(14,136)
Total property and equipment, net	$39,910	$29,358

During the three months ended October 31, 2024, the total depreciation expense and amortization expense for property and equipment was $2.7 million. During the three months ended October 31, 2024, the Company wrote off $0.4 million of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation, which had minimal net impact on the Company’s consolidated financial results.

During the nine months ended October 31, 2024, the total depreciation expense and amortization expense for property and equipment was $7.3 million, inclusive of $0.4 million net book value for fixed assets written off during the fiscal year to date. During the nine months ended October 31, 2024, the Company wrote off $2.7 million of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation.

During the three and nine months ended October 31, 2023, total depreciation and amortization expense for property and equipment was $1.1 million and $3.8 million, respectively. During the three and nine months ended October 31, 2023, the Company removed $0.6 million and $1.1 million, respectively, of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation, which had minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $1.5 million and $1.5 million during the three months ended October 31, 2024 and 2023, respectively, and $4.8 million and $4.0 million during the nine months ended October 31, 2024 and 2023, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $0.8 million and $0.5 million for the three months ended October 31, 2024 and 2023, respectively, and $2.3 million and $1.6 million during the nine months ended October 31, 2024 and 2023, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2024	January 31, 2024
Prepaid software subscriptions	$14,773	$14,864
Prepaid advertising	1,574	918
Prepaid insurance	294	1,881
Investment interest receivable	4,033	3,426
Consumption tax receivable	2,640	1,606
Prepaid employee benefits	1,257	902
Other	5,881	5,769
Total prepaid expenses and other current assets	$30,452	$29,366
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	October 31, 2024	January 31, 2024
Accrued compensation costs	$20,227	$26,912
Accrued software subscriptions	16,943	10,956
Accrued commissions	7,134	7,440
Accrued professional service fees	2,047	1,555
Accrued advertising	2,713	1,662
Accrued tax liability	7,202	9,048
ESPP payable	3,490	594
Other	3,566	5,097
Total accrued expenses and other current liabilities	$63,322	$63,264
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $0.6 million and $0.7 million for the three months ended October 31, 2024 and 2023, respectively, and $4.3 million and $4.3 million during the nine months ended October 31, 2024 and 2023, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 32,155 and 32,155 and shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $1.4 million and $1.4 million of expense within general and administrative in the consolidated statements of operations during the three months ended October 31, 2024 and 2023, respectively.

We donated 64,310 and 64,310 shares of our Class A common stock that resulted in the recognition of $2.7 million and $2.4 million of expense within general and administrative in the consolidated statements of operations during the nine months ended October 31, 2024 and 2023, respectively.
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

Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2024	6,263,739
Granted	2,473,496	$48.65
Vested	(1,817,811)	$39.46
Forfeited	(469,910)	$37.74
Balance as of October 31, 2024	6,449,514

RSUs granted during the nine months ended October 31, 2024 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue	$1,003	$900	$3,045	$2,690
Sales and marketing	9,608	7,899	28,945	23,554
Research and development	10,343	9,479	32,623	29,251
General and administrative	7,364	5,761	21,805	17,466
Stock-based compensation, net of amounts capitalized	$28,318	$24,039	$86,418	$72,961
Capitalized stock-based compensation expense	534	582	1,776	1,516
Total stock-based compensation expense	$28,852	$24,621	$88,194	$74,477

As of October 31, 2024, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$14,699	$189,655
Weighted-average remaining recognition period (years)	1.19	2.57

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

The Company recognized $0.4 million and $0.5 million of stock-based compensation expense related to the ESPP in the three months ended October 31, 2024 and 2023, respectively, and $1.7 million and $1.9 million during the nine months ended October 31, 2024 and 2023, respectively.

As of October 31, 2024, $3.5 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

There were no issuances of Class A common stock under the ESPP in the three months ended October 31, 2024. As of October 31, 2024, there are 4,208,260 shares of Class A common stock that remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.9 million and $1.0 million as of October 31, 2024 and January 31, 2024, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. As of January 31, 2024, we have filed prior period returns in several jurisdictions in order to remediate this potential exposure, and the Company continues to evaluate the potential exposure on an ongoing basis.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2024, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$4,519	$4,492	$14,355	$12,005
Variable lease cost	898	847	1,768	2,297
Short-term lease cost	239	39	470	424
Total net lease cost	$5,656	$5,378	$16,593	$14,726

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
Remainder of 2025	$3,761
2026	19,536
2027	17,946
2028	14,055
2029	13,551
Thereafter	52,116
Total future undiscounted lease payments	$120,965
Less: imputed interest	(28,882)
Total reported lease liability	$92,083

The Company's lease terms and discount rates are as follows:

	October 31,
	2024	2023
Weighted-average remaining lease term (years)	7.4	8.1
Weighted-average discount rate	7.3%	7.1%

Other information for the Company's leases is as follows (in thousands):

	Nine Months Ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$12,124	$9,190
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$8,713	$45,267
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $0.9 million and $0.4 million for the three months ended October 31, 2024 and 2023, respectively. The effective tax rate for the three months ended October 31, 2024 and 2023 was (3.1)% and (1.3)%, respectively. The Company recorded an income tax provision of $2.4 million and $1.3 million for the nine months ended October 31, 2024 and 2023, respectively. The effective tax rate for the nine months ended October 31, 2024 and 2023 was (2.8)% and (1.3)%, respectively.

The provision for income taxes recorded for the three and nine months ended October 31, 2024 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Braze, Inc.	$(27,911)	$(30,741)	$(86,551)	$(100,889)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	102,146	97,880	101,714	97,619
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	—	—	—	(4)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	102,146	97,880	101,714	97,615
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.27)	$(0.31)	$(0.85)	$(1.03)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Options to purchase common stock	5,486	6,419	5,486	6,419
Restricted stock units	6,450	6,739	6,450	6,739
ESPP shares estimated to be purchased	70	109	70	109
Total	12,006	13,267	12,006	13,267

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.4 million and $0.4 million during the three months ended October 31, 2024 and 2023, respectively, and $2.2 million and $1.6 million during the nine months ended October 31, 2024 and 2023, respectively.

18. Restructuring

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. No restructuring costs were recognized in the three and nine months ended October 31, 2024.

During the three and nine months ended October 31, 2023, $0.0 million and $0.6 million of restructuring costs were recognized, respectively.

19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s then exclusive reseller in Australia and New Zealand. The transaction provides Braze with a direct market presence in Australia and New Zealand, along with local market expertise from the North Star team.

The total purchase price consideration, as adjusted, of $26.8 million consisted of cash payments of $20.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The sellers are eligible to receive cash earn-out payments calculated based on qualified revenue performance metrics for the two individual twelve month periods immediately subsequent to the closing of the acquisition. The earn-out payments are capped at $10.0 million for the first earn-out period and $16.0 million for the second earn-out period. The fair value measurement of the contingent consideration liability has been influenced by developments in the significant inputs for such calculation, notably the new and incremental actual and forecasted deal closings from the Australia-New Zealand region. As a result, during the quarter ended October 31, 2024, the Company reduced the contingent consideration liability to zero as it was determined that the likelihood of the sellers satisfying the qualifications is remote.

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

The results of operations of North Star, which were not material, have been included in the Company’s consolidated statements of operations for the nine months ended October 31, 2024 and 2023.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(442)	$2,677	10 years
Restrictive covenant relationships	186	(132)	54	2 years
Trademark	465	(465)	—	1 year
Total amortizable intangible assets	3,770	(1,039)	2,731
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(1,039)	$3,231

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(208)	$2,911	10 years
Restrictive covenant relationships	186	(62)	124	2 years
Trademark	465	(310)	155	1 year
Total amortizable intangible assets	3,770	(580)	3,190
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(580)	$3,690

Intangible amortization expense was approximately $0.1 million and $0.2 million for the three months ended October 31, 2024 and 2023, respectively, and $0.4 million and $0.4 million during the nine months ended October 31, 2024 and 2023, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2025	$101
2026	343
2027	312
2028	312
2029	312
Thereafter	1,351
Total	$2,731

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2024	$28,448
Acquisition related adjustments	—
Balance at October 31, 2024	$28,448

22. Subsequent Events

In November 2024, in connection with our Pledge 1% commitment, the Company donated 32,155 shares of Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $1.0 million of operating expense.

In November 2024, the Company granted RSUs for a total of 159,113 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $6.0 million

In December 2024, the Company granted RSUs for a total of 14,262 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $0.4 million.

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

We have grown significantly in recent periods. We generated revenue of $152.1 million and $124.0 million in the three months ended October 31, 2024, and 2023, respectively, representing year-over-year growth of 22.7%, and $433.0 million and $340.8 million in the nine months ended October 31, 2024 and 2023, respectively. We had net losses of $28.1 million and $31.0 million in the three months ended October 31, 2024 and 2023, respectively, and $87.0 million and $101.9 million in the nine months ended October 31, 2024 and 2023, respectively. We had net cash provided by operating activities of $19.6 million in the nine months ended October 31, 2024 and net cash provided by operating activities of $3.0 million in the nine months ended October 31, 2023, respectively. Our Non-GAAP free cash flow was $4.4 million and $(2.9) million in the nine months ended October 31, 2024 and 2023, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail, media and entertainment, on-demand services, gaming, health and lifestyle, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of October 31, 2024, we had 2,211 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of October 31, 2024, we had approximately 6.9 billion monthly active users, up from approximately 6.2 billion monthly active users as of January 31, 2024.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended October 31, 2024 and October 31, 2023 was 113% and 118%, respectively, for all our customers, and 116% and

121%, respectively, for our customers with ARR of $500,000 or more. In addition, 234 and 189 of our customers had ARR of $500,000 or more as of October 31, 2024 and October 31, 2023, respectively.

Our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, which may impact the revenue attributable to such customers. The decline in our trailing 12-month dollar-based net retention rate was primarily due to customer turnover and renewals at lower subscription levels. In particular, we have observed that customer renewals in the current uncertain macroeconomic environment and high interest rate climate have led customers to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the nine months ended October 31, 2024 and 2023, approximately 45% and 43% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$152,052	$123,956	$433,010	$340,843
Cost of revenue (1)	45,910	36,374	133,878	104,535
Gross profit	106,142	87,582	299,132	236,308
Operating expenses:
Sales and marketing (1)	74,658	66,395	213,054	184,074
Research and development (1)	32,855	29,872	100,369	88,749
General and administrative (1)	31,199	26,448	86,309	75,884
Total operating expenses	138,712	122,715	399,732	348,707
Loss from operations	(32,570)	(35,133)	(100,600)	(112,399)
Other income, net	5,294	4,542	15,968	11,866
Loss before provision for income taxes	(27,276)	(30,591)	(84,632)	(100,533)
Provision for income taxes	851	385	2,351	1,318
Net loss	$(28,127)	$(30,976)	$(86,983)	$(101,851)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue	$1,003	$900	$3,045	$2,690
Sales and marketing	9,608	7,899	28,945	23,554
Research and development	10,343	9,479	32,623	29,251
General and administrative	7,364	5,761	21,805	17,466
Total stock-based compensation expense	$28,318	$24,039	$86,418	$72,961

The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	30%	29%	31%	31%
Gross profit	70%	71%	69%	69%
Operating expenses:
Sales and marketing	49%	54%	49%	54%
Research and development	22%	24%	23%	26%
General and administrative	20%	21%	20%	22%
Total operating expenses	91%	99%	92%	102%
Loss from operations	(21)%	(28)%	(23)%	(33)%
Other income, net	3%	3%	4%	3%
Loss before provision for income taxes	(18)%	(25)%	(19)%	(30)%
Provision for income taxes	1%	—%	1%	—%
Net loss	(19)%	(25)%	(20)%	(30)%

Comparison of the Three Months Ended October 31, 2024 and October 31, 2023
Revenue

	Three Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Revenue	$152,052	$123,956	$28,096	22.7%
The increase in revenue of $28.1 million, or 22.7%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, was primarily driven by a $27.9 million, or 23.6%, increase in subscription revenue. Approximately 52.3% of this increase in subscription revenue was attributable to the growth from existing customers, an increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 47.7% was attributable to new customers. Total customers grew to 2,211 as of October 31, 2024 from 2,011 as of October 31, 2023. Professional services revenue increased $0.2 million, or 3.3%, due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the decline in onboarding revenue as a result of the continued engagement of new customers with third-party partner-led onboarding. Additionally, in the three months ended October 31, 2024, our international revenue increased by $14.9 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Cost of revenue	$45,910	$36,374	$9,536	26.2%
Gross profit	$106,142	$87,582	$18,560	21.2%
Gross margin	69.8%	70.7%
The increase in cost of revenue of $9.5 million, or 26.2%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, was primarily driven by an increase of $1.5 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and a $6.8 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had an increase in personnel costs and overhead costs of $1.0 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $18.6 million, or 21.2%, in the three months ended October 31, 2024, compared to the three months ended October 31, 2023, and our gross margin decreased 0.9% to 69.8% in the three months ended October 31, 2024 from 70.7% in the three months ended October 31, 2023. The margin decrease was due primarily to increased expenses associated with the increased adoption of premium messaging channels.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Sales and marketing	$74,658	$66,395	$8,263	12.4%
The increase in sales and marketing expense of $8.3 million, or 12.4%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, was primarily driven by an increase in personnel costs and overhead costs of $6.5 million, which included $1.7 million of stock-based compensation costs. Additionally, the increase was driven in part by an increase of $1.3 million in promotional and product marketing, primarily related to the hosting of regional customer events, our annual customer conference, and other sales related events, and an increase of $0.2 million in software costs.
Research and Development Expense

	Three Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Research and development	$32,855	$29,872	$2,983	10.0%

The increase in research and development expense of $3.0 million or 10.0%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, was primarily driven by an increase of personnel and overhead costs of $2.4 million, which included $0.9 million of stock-based compensation costs, an increase in software costs of $0.2 million, and an increase in professional services of $0.2 million These increases were primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Three Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
General and administrative	$31,199	$26,448	$4,751	18.0%

The increase in general and administrative expenses of $4.8 million, or 18.0%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, was primarily driven by an increase of personnel and overhead costs of $3.4 million, which included $1.6 million of stock-based compensation costs. The increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements. Additionally, the increase was driven in part by an increase in bad debt expense and professional services costs.

Other Income, Net

	Three Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Other income, net	$5,294	$4,542	$752	16.6%

The increase in other income, net of $0.8 million, or 16.6%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, was attributable to a $1.3 million increase in investment income from marketable securities. The investment income increase was driven primarily by the graded maturation of the portfolio positions at higher interest rates and the reinvestment of proceeds in a high interest rate environment. The investment income increase was partially offset by $0.5 million of unrealized losses related to foreign currency fluctuations.

Comparison of the Nine Months Ended October 31, 2024 and October 31, 2023
Revenue

	Nine Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Revenue	$433,010	$340,843	$92,167	27.0%
The increase in revenue of $92.2 million, or 27.0%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, was primarily driven by a $91.2 million, or 28.0%, increase in subscription revenue. Approximately 68.4% of the increase in subscription revenue was attributable to the growth from existing customers, increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 31.6% was attributable to new customers. Total customers grew to 2,211 as of October 31, 2024 from 2,011 as of October 31, 2023. Professional services revenue increased $1.0 million, or 6.4%, due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the decline in onboarding revenue as a result of the continued engagement of new customers with third-party partner-led onboarding. Additionally, in the nine months ended October 31, 2024, our international revenue increased by $46.7 million, as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Cost of revenue	$133,878	$104,535	$29,343	28.1%
Gross profit	$299,132	$236,308	$62,824	26.6%
Gross margin	69.1%	69.3%

The increase in cost of revenue of $29.3 million, or 28.1%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, was primarily driven by an increase of $7.3 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $18.3 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had an increase in personnel costs and overhead costs of $2.8 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $62.8 million, or 26.6%, in the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, and our gross margin decreased 0.2% to 69.1% in the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The margin decrease was primarily due to increased expenses associated with the increased adoption of premium messaging channels and service disruption related charges to revenue.
Operating Expenses

Sales and Marketing Expense

	Nine Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Sales and marketing	$213,054	$184,074	$28,980	15.7%
The increase in sales and marketing expense of $29.0 million, or 15.7%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, was primarily driven by an increase in personnel costs and overhead costs of $18.6 million, which included $5.4 million of stock-based compensation costs, as a result of a period-over-period increase in headcount. Additionally, the increase was primarily due to an increase in net amortization of deferred contract costs of $1.4 million as a result of sales growth, an increase of $1.8 million related to software costs, and an increase of $6.9 million in travel, entertainment, and marketing expenses primarily related to the hosting of regional customer events, our annual customer conference, and other sales related events.

Research and Development Expense

	Nine Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Research and development	$100,369	$88,749	$11,620	13.1%

The increase in research and development expense of $11.6 million, or 13.1%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, was primarily driven by an increase of personnel and overhead costs of $10.1 million, which included $3.4 million of stock-based compensation costs, and an increase in software costs of $0.9 million. The increase in personnel costs and software costs were primarily due to a period-over-period increase in headcount to support out continued investment in the features and functionality of our platform.

General and Administrative Expense

	Nine Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
General and administrative	$86,309	$75,884	$10,425	13.7%

The increase in general and administrative expenses of $10.4 million, or 13.7%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, was primarily driven by an increase in personnel and overhead costs of $10.2 million, which included $1.6 million of stock-based compensation costs. Further, there were increases in bad debt expense and professional services costs throughout the period.

Other Income, Net

	Nine Months Ended October 31,
	2024	2023	Change	% Change
	($ in thousands)
Other income, net	$15,968	$11,866	$4,102	34.6%

The increase in other income, net of $4.1 million, or 34.6%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, was primarily driven by a $4.4 million increase in investment income from marketable securities. The investment income increase was driven primarily by the graded maturation of the portfolio positions at higher interest rates and the reinvestment of proceeds in a high interest rate environment. The investment income increase was partially offset by $0.3 million of unrealized losses related to foreign currency fluctuations.
Liquidity and Capital Resources
Sources of Funds
As of October 31, 2024, our principal source of liquidity was cash, cash equivalents, and marketable securities of $493.1 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $569.6 million as of October 31, 2024, and cash flows provided by operating activities for the nine months ended October 31, 2024 of $19.6 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of October 31, 2024, we had total deferred revenue of $223.8 million, of which, $223.7 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$19,597	$3,029
Net cash used in investing activities	$(35,629)	$(19,479)
Net cash provided by financing activities	$5,518	$9,006
Operating Activities
For the nine months ended October 31, 2024, net cash provided by operating activities was $19.6 million, primarily due to a net loss of $87.0 million, adjusted for non-cash charges of $123.3 million, and net changes in our operating assets and liabilities of $16.7 million. The non-cash adjustments primarily relate to stock-based compensation of $87.2 million and amortization of deferred contract costs of $26.0 million. The cash inflow from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $19.5 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $34.8 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash used in investing activities was $35.6 million for the nine months ended October 31, 2024, primarily consisting of purchases of marketable securities of $179.5 million, purchases of property and equipment of $12.1 million, and capitalization of internal-use software costs of $3.0 million, partially offset by maturities of marketable securities of $159.1 million.
Net cash used in investing activities was $19.5 million for the nine months ended October 31, 2023, primarily consisting of purchases of marketable securities of $191.9 million, cash paid for the acquisition of North Star of $16.3 million, purchases of property and equipment of $3.4 million, and capitalization of internal-use software costs of $2.5 million, partially offset by maturities of marketable securities of $194.7 million.
Financing Activities
Net cash provided by financing activities was $5.5 million for the nine months ended October 31, 2024, primarily consisting of proceeds from the exercise of common stock options of $3.7 million and proceeds from stock purchases associated with the employee stock purchase plan of $4.8 million, partially offset by payments of deferred purchase consideration related to the acquisition of North Star of $2.9 million.

Net cash provided by financing activities was $9.0 million for the nine months ended October 31, 2023, primarily consisting of proceeds from the exercise of common stock options of $5.9 million and proceeds from stock purchases associated with the employee stock purchase plan of $3.2 million, offset by payments of deferred purchase consideration related to the acquisition of North Star of $0.1 million.

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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$19,597	$3,029
Less:
Purchases of property and equipment	(12,147)	(3,439)
Capitalized internal-use software costs	(3,023)	(2,536)
Non-GAAP free cash flow	$4,427	$(2,946)
Net cash used in investing activities	$(35,629)	$(19,479)
Net cash provided by financing activities	$5,518	$9,006
Our free cash flow increased for the nine months ended October 31, 2024 from the nine months ended October 31, 2023, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $170.9 million and $121.6 million, respectively, as of October 31, 2024. Purchase commitments for business operations are predominately related to cloud hosting, infrastructure, and other software-based services and due primarily over the next three years. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $493.1 million as of October 31, 2024, of which $431.3 million was invested in U.S. government securities, foreign securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of October 31, 2024, a hypothetical 10% change in interest rates would not have had a material impact on the consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2024.

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
•We rely upon third-party providers of cloud-based infrastructure, including Amazon Web Services and Rackspace, to host our products. Any disruption in the operations of these third-party providers or limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
•We are subject to stringent and changing laws and regulations, industry standards and contractual obligations related to privacy, data security and data protection. The restrictions and costs imposed by these requirements and our actual or perceived failure to comply with them, could harm our business.
•If we or our third-party service providers or vendors experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations, domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Additionally, our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, who may choose to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand. Macroeconomic factors may also impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase in our bad debt expense, either of which could negatively impact our free cash flow. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $433.0 million and $340.8 million for the nine months ended October 31, 2024 and 2023, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $87.0 million and $101.9 million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, we had an accumulated deficit of $569.6 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. Additionally, we cannot predict what, if any, actions regulators will take regarding the use and sale of customer engagement software or in our key markets in the future. Any regulatory restrictions on the use of customer engagement tools from domestic or foreign regulators could reduce demand for our platform in the United States and foreign markets. Further, recent advances in, and the public availability of, generative artificial intelligence may be a significant disruptor in consumer engagement and marketing strategies. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected. Further as we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges.

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

Our ability to expand our customer base and achieve broader market adoption of our platform will depend on the productivity of our sales and marketing operations. We plan to continue expanding our sales team and strategic partners over the long term, both domestically and internationally; however, there is no assurance that we will be successful in attracting and retaining talented sales personnel or strategic partners or that any new sales personnel will be able to achieve productivity in a reasonable period of time or at all. We also plan to dedicate significant resources to sales and marketing programs to drive new customer acquisition, as well as engage with customers to promote upsell and cross-sell opportunities. For example, to encourage awareness, usage, familiarity and adoption of our platform and products, we offer free trials of our platform. This strategy may not be successful in leading customers to purchase long term subscriptions of our product, as usage of our free tier may not cause users or others within their organization to purchase and deploy our platform. We also engage with industry analysts, consulting firms, marketing service providers, data and technology partners, marketing agencies and other solution partners, business and trade press, and other industry experts who exert considerable influence in our market to promote our platform and our brand. Our business, financial condition and results of operations may be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. In addition, we may not achieve anticipated revenue growth from expanding our sales team if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. If the cost of marketing our platform and products increases or competition reduces the effectiveness of our marketing efforts, our business, financial condition and results of operations may be adversely affected.

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
•incidents or interruptions with third-party service providers or vendors, including Apple or Google services, that affect the ability of our customers to use our platform;
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

We rely upon third-party providers of cloud-based infrastructure, including Amazon Web Services and Rackspace, to host our products. Any disruption in the operations of these third-party providers or limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all the infrastructure relating to our cloud-based platform to third-party hosting providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide many of them with service-level commitments with respect to uptime and, occasionally, throughput. Our products depend on protecting the virtual cloud infrastructure hosted by third-party hosting providers by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity or availability of our third-party hosting providers could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. Currently, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations and many of the internal products we use to operate our business. We also host our end user profiles on Rackspace. We do not have control over the operations of the facilities of AWS, Rackspace or other cloud providers. Each provider’s respective facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, security breaches, terrorist attacks, power losses, service outages, software or hardware failures, telecommunications failures and other events beyond our or their control. In the event that AWS’s, Rackspace’s or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate our platform may be impaired, our customers may be impacted, we may be subject to claims for refunds or terminations under our contracts, and our reputation and brand may be harmed. A decision to close these facilities without adequate notice, or other unanticipated problems, could result in lengthy interruptions to our platform. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate in such a scenario.

Additionally, AWS, Rackspace or other cloud providers may experience threats, attacks or security breaches from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee error, theft or misuse and general hacking, including from state-sponsored or criminal hacking groups, which have become more prevalent in our industry. Any of these security incidents could result in unauthorized access or damage to, or the disablement, encryption, use or misuse, disclosure, modification, destruction or loss of our data or our customers’ data, including personal data, or disrupt our ability to provide our platform or services. Our platform’s continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform to them and could make claims for refunds or terminations under our contracts. We may not be able to easily switch our AWS or Rackspace operations to another cloud or other data center provider if there are disruptions or interference with our use of any third-party provider’s services, and even if we do switch our operations, the process can require significant time and expense and other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to our customers, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance or have sufficient contractual remedies to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. For example, the EU, U.K. and Switzerland have agreed to a ‘Data Privacy Framework’ for transfers of personal data from Europe to the U.S which we rely on. For the time being, this provides a valid mechanism for the international transfer of personal data. Privacy activists have challenged, and are expected to continue to challenge, the adequacy of this transfer mechanism, and therefore we cannot guarantee that such mechanism will remain available to us indefinitely. While we have taken additional steps to mitigate the impact on us, such as implementing the European Commission’s updated standard contractual clauses, or the SCCs, and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the validity of relying on the SCCs as a transfer mechanism has been, and is expected to continue to be, the subject of further litigation in the EU. For example, on May 22, 2023, Ireland’s Data Protection Commission fined Meta Platforms Ireland Ltd. 1.2 billion euros for violating the EU GDPR’s data transfer requirements by unlawfully transferring the personal data of Facebook users from the EEA to the United States, and ordered Meta to suspend any future transfers of such personal data to the United States within five months and to stop further processing and storing of such personal data in the U.S. within six months, finding that Meta did not have adequate supplementary measures in place in addition to the SCCs. While Meta has appealed this decision, and it applies solely to Meta, it is possible that, as a result of such decision, if Braze is forced to rely on the SCCs for international transfers, that the supplementary measures we have implemented in addition to the SCCs will not be deemed adequate.

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

We enter into agreements with our customers regarding our collection, use, storage, transfer, sharing and other processing of personal data in relation to the services we provide to them. We also publish public privacy policies and make other public statements about our privacy, data security and data protection practices. Although we endeavor to comply with such agreements, policies and public statements, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third-party service providers and vendors. Such failures or perceived failures can subject us to customer lawsuits, termination of customer agreements and governmental enforcement actions. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity and reputational harm that could adversely affect our business, financial condition and results of operations.

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

If we or our third-party service providers or vendors experience a security breach or unauthorized third parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.

Operating our business and platform involves the collection, storage, transmission and other processing of sensitive, regulated, proprietary and confidential information, including personal data of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third parties (such as service providers or vendors) for our data storage- and data processing–related activities. We may share or receive sensitive , regulated, proprietary and confidential information, including personal data, with or from third parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase in frequency and severity. These threats are becoming increasingly difficult to detect, and these threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, and nation-state actors may do so for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error by us or third-party service providers or vendors, ransomware attacks, supply-chain attacks, service outages, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cybersecurity threats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threat actors could also use artificial intelligence technology for malicious purposes, increasing the frequency and complexity of their attacks, e.g., phishing attacks, fraud, social engineering, and other possible malicious uses, such as with writing malware. Code, including code generated by generative artificial intelligence, could potentially be used and deployed that contains undetected vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems. Any of the previously identified or similar threats could cause a security incident. We have also implemented a free trial program that may increase the number of users with access to our platform, and some of these users may include malicious actors who may attempt to breach our platform’s security. This may heighten the likelihood of us experiencing a cybersecurity incident. Additionally, the risk of these threats may increase for us and our third-party service providers and vendors due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur in the future. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal data in our control, our security measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Moreover, we or our third-party service providers or vendors may be more vulnerable to such attacks in remote work environments, which have increased in recent years and will likely continue into the foreseeable future.

If we, our customers or our third-party service providers or vendors suffer, or are perceived to have suffered, a security breach or other security incident, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders or regulators of security incidents. We may also be required to publicly disclose certain cybersecurity incidents pursuant to the rules and regulations adopted by the SEC. The repercussions of such disclosures can be costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we, our customers or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include, but are not limited to, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data to us and our customers), financial loss and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers for using our platform and negatively impact our ability to grow and operate our business.

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

As of October 31, 2024, we owned 26 granted patents related to our platform and its technology and had four patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in Australia, Canada, the EU, Japan, New Zealand, Singapore, Tonga, the United Kingdom, and the United States. However, any pending or future trademark applications may not be approved, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands or we may be forced to abandon marks that we currently rely on.

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

In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI and machine learning technologies, any of which could adversely affect our business, reputation, or financial results. The technologies underlying AI and machine learning and their uses are subject to a variety of laws and regulations related to online services, intermediary liability, intellectual property rights, privacy, data security and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI and machine learning technologies are the subject of ongoing review by various federal, state and foreign governments and regulators, which are applying, or are considering applying, their platform moderation, privacy, data security and data protection laws and regulations to such technologies. Additionally, various federal, state and foreign governments and regulators have implemented, or are considering implementing, general legal and regulatory frameworks for the appropriate use of AI and machine learning, such as the EU AI Act which entered into force on August 1, 2024. As the legal, regulatory, and policy environments around AI and machine learning evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI and machine learning technology, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may not be able to anticipate how to respond to rapidly evolving legal and regulatory frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal and regulatory frameworks on AI and machine learning products are not consistent across jurisdictions. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning solutions that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning solutions may adversely affect our ability to use or sell these solutions or subject us to legal liability.

Risks Related to Socioeconomic Factors

Our future revenue and results of operations could be harmed if the increases in demand we have seen from certain industries as a result of the COVID-19 pandemic fail to continue over the long term.

In response to the COVID-19 pandemic, governments previously instituted shelter-in-place orders, social distancing requirements, travel restrictions and similar measures to slow infection rates. These restrictions prompted shifts from physical commerce to e-commerce, from in-room dining to take out and delivery, from gyms to at home health and fitness and from the theaters to in-home media streaming services. Despite our penetration in these industries that benefited from increased demand during the COVID-19 pandemic, this trend may not continue over the long term. Some of our customers have experienced, and may continue to experience, decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition and results of operations. We may also continue to experience decreases or decreased growth rates in sales of new subscriptions to some of our customers, which would adversely affect our business, financial condition and results of operations.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of October 31, 2024, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 71.1% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 75.8% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended October 31, 2024:

•On August 1, 2024, we issued 32,155 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.
Use of Proceeds

Not applicable.
Item 3.    Defaults Upon Senior Securities

Not applicable.
Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

(a)

On December 9, 2024, the Company’s board of directors amended and restated the bylaws of the Company, effective as of the date of adoption (the “Amended Bylaws”), in connection with the Company’s periodic review of its bylaws. The Amended Bylaws, among other things, amended the prior bylaws to clarify the notice and information to be delivered to the Company and other procedures to be followed by a stockholder wishing to nominate persons for election to the board of directors or to propose other business at a meeting of stockholders, including that:

•the number of nominees a stockholder may nominate for election at a meeting of stockholders on its own behalf (or in the case of a stockholder giving the notice on behalf of a beneficial owner, the number of nominees a stockholder may nominate for election at a meeting of stockholders on behalf of such beneficial owner) shall not exceed the number of directors to be elected at such annual meeting;

•the stockholder’s notice for any such director nominee shall include, among other additional matters:
◦any questionnaire, representation and agreement otherwise required under the terms of the Amended Bylaws and signed by such nominee, and
◦a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among such nominee proponents on the one hand, and each such proposed nominee and his or her respective affiliates and associates on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 promulgated under Regulation S-K under the Exchange Act if the stockholder making the nomination or any such proponents were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant;

•the stockholder notice for any proposal of other business shall include all other information relating to such business or proposal as would be required to be disclosed in a proxy statement soliciting proxies in support of such business or proposal or that is otherwise required to be disclosed pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder;

•the stockholder’s notice for any director nominee or proposal for other business shall include, among other additional matters:
◦a representation whether any proponent or any other participant (as defined in Item 4 of Schedule 14A under the Exchange Act) will engage in a solicitation with respect to such nomination or proposal and, if so, the name of each participant in such solicitation and the amount of the cost of solicitation that has been and will be borne, directly or indirectly, by each participant in such solicitation, and a representation as to whether the proponents intend (x) to deliver, or make available, a proxy statement and form of proxy to holders of a sufficient number of the corporation’s voting shares to adopt such proposal, (y) to otherwise solicit proxies or votes from stockholders in support of such proposal or nomination and/or (z) to solicit proxies in support of any proposed nominee in accordance with Rule 14a-19 promulgated under the Exchange Act;
◦a certification regarding whether each proponent has complied with all applicable federal, state and other legal requirements in connection with such proponent’s acquisition of shares of capital stock or other securities of the Company and/or such proponent’s acts or omissions as a stockholder or beneficial owner of the Company; and
◦any other information relating to each proponent required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or for the election of directors in an election contest pursuant to and in accordance with Section 14 of the Exchange Act and the rules and regulations promulgated thereunder;

•to be eligible to be a nominee for election or re-election as a director of the Company, each proponent of such nominee must deliver to the Company a written questionnaire with respect to the background, qualifications, stock ownership and independence of such proposed nominee and the background of any other person or entity on whose behalf the nomination is being made (in the form provided by the Secretary of the Company within 10 days following a written request therefor by a stockholder of record) and a written representation and agreement (in the form provided by the Secretary of the Company within 10 days following written request therefor by a stockholder of record) that such person:
◦is not and will not become a party to any agreement, arrangement or understanding (whether oral or in writing) with, and has not given any commitment or assurance to, any person or entity as to how such person, if elected as a director of the Company, will act or vote on any issue or question that (x) has not been disclosed to the Company in the questionnaire or (y) could limit or interfere with such person’s ability to comply, if elected as a director of the Company, with such person’s fiduciary duties under applicable law;
◦is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the corporation with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director of the Company or a nominee therefor that has not been disclosed to the Company in such questionnaire;
◦would be in compliance, if elected as a director of the Company, and a statement whether or not such person intends, if elected, to comply, with, all applicable publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company; and
◦if elected as a director of the Company, intends to serve the entire term until the next meeting at which such candidate would face re-election; and

•if the stockholder (or a qualified representative of the stockholder) does not appear at the meeting of stockholders to present a nomination or proposed business, such nomination shall be disregarded (and such nominee disqualified from standing for election or re-election) and such proposed business shall not be transacted, notwithstanding that such nomination or proposed business is set forth in (as applicable) the Company’s proxy statement, notice of meeting or other proxy materials and notwithstanding that proxies or votes in respect of such vote may have been solicited or received by the Company.

In addition, the Amended Bylaws implemented technical and administrative changes to the prior bylaws, including changes related to and consistent with the foregoing amendments and to address recent changes in Delaware law.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by this reference.

(b)

On September 25, 2024, Jonathan Hyman, our Chief Technology Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan was previously adopted on December 29, 2023 and provided for the sale of, in the aggregate, up to 217,000 shares of our Class A common stock, subject to the satisfaction of specified price conditions.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021

3.2+	Amended and Restated Bylaws of Braze, Inc.

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: December 9, 2024

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: December 9, 2024