Form 10-K
period 2025-01-31
Braze, Inc.
filed 2025-03-31
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
63 Madison Building,
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on July 31, 2024 was approximately $3.2 billion.

At March 20, 2025, there were 88,615,173 shares of the registrant’s Class A common stock and 16,017,314 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2025.

Braze, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2025

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

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Braze,” “the Company,” “we,” “our,” and “us,” refer to Braze, Inc. and its subsidiaries.

Trademarks

“Braze,” “Braze Alloys,” “Braze Audience Sync,” “Braze Bonfire,” “Braze Cares,” “Braze Catalogs,” “Braze Classification,” “Braze Cloud Data Ingestion,” “Braze Currents,” “Braze Predictive Suite,” “Braze Segments,” “Braze Teams,”

“Be Absolutely Engaging,” “Canvas,” “Braze Content Cards,” “BrazeAI,” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Where You Can Find More Information

We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, or the SEC, press releases, public webcasts and conference calls, blogposts on our website (braze.com), and the investor relations section of our website (www.investors.braze.com). We therefore encourage investors and others interested in Braze to review the information that we make available on our website, in addition to following our filings with the SEC, press releases, blog posts, webcasts and conference calls. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
PART I
Item 1. Business
Mission

Our mission is to forge human connections between consumers and the brands they love through absolutely engaging experiences.
Overview

Braze is a leading customer engagement platform that empowers brands to Be Absolutely Engaging. Customer Engagement is an emerging category of business activity and software which we define as the full set of activities that companies use to build and maintain direct, meaningful relationships with their customers. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. As of January 2025, 2,296 customers around the world trusted Braze to power their cross-channel customer engagement strategies. In January 2025, our platform enabled interactions with 7.2 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 6.2 billion in January 2024.

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

Most cross-channel marketing automation platforms available today approach customer engagement on a channel-by-channel basis, which creates data and engagement silos that result in disjointed customer experiences and diminishes customer loyalty. We built Braze to facilitate the craft of customer engagement—a pursuit that is distinct from merely the activity of sending marketing messages. The craft of customer engagement brings together diverse skillsets, bold creativity, the sophisticated use of data, and an agile, experimental approach to the strategy that unlocks value in more of the moments that matter for customers as they move through their journey with a brand.

In addition to avoiding siloed channels and data, our platform empowers real-time engagement between brands and their customers. The real-time nature of the interactions we enable is crucial, and is made possible by our proprietary, enterprise-

grade stream processing architecture. This architecture receives, contextualizes, and responds to first-party customer data in the moment. We have designed it to listen like a human would, process new information in context, and react instantaneously, enabling marketers to run engagement campaigns and messaging that feel relevant and personal.

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

A key aspect of Braze's differentiation is that we offer a platform, not a point solution, that gives brands an end-to-end solution for achieving their customer engagement goals, not just a tool to send messages. We vertically integrate our data activation, insights and segmentation, orchestration, personalization and relevance capabilities and also leverage artificial intelligence (“AI”) investments across each layer of the stack, so coordinating between them is simple and fast. Meanwhile, we abstract away the particulars of disparate data sources and the vagaries of the many messaging channels we support, so that when marketers implement their customer engagement strategies in Braze, they can maintain a customer-centric mindset – focused on the intersection of the goals of their brand with the needs of the consumer, not the complexity of data integrations or siloed message channels. This also provides consistency across Braze's insights and segmentation, orchestration, and relevance feature set, making it easier for our customers to expand across channels, and allowing our research and development investments into areas like predictive intelligence or Braze's Canvas visual development environment to deliver broad impact quickly and efficiently.

This product architecture supports differentiated use of AI and machine learning through its comprehensive access to first party-data, and an ability to directly take action to guide the customer journey. When deployed by our customers, our platform is typically leveraged across consumer touchpoints and sources of first-party data, including integration of the Braze software development kits, or SDKs, into end-user applications and websites, and the configuration of automated connections into customer data warehouses or data platforms via the Braze Data Platform. This enables more advanced experimentation and automated decision making and also creates the opportunity to personalize and optimize customer journeys at scale. With BrazeAI, marketers can improve outcomes for both consumers and brands by creating experiences with relevant content, journeys, and offers tailored to each individual. Our platform also has the promise to improve operational efficiency for the teams that use Braze – as we continue to expand our product surface area and enhance its capabilities by infusing AI, we can help brands create personalized, cross-channel solutions faster, and compound their learnings through automated experimentation and data analysis, ultimately increasing their return on investment over time.

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

We support interactions across both in-product and out-of-product messaging channels. Today, our messaging channels consist of widely used digital channels such as email; mobile messaging such as SMS, MMS, and RCS messages, WhatsApp and LINE messaging, and webhooks; as well as in-product and web experiences such as in-app messages (including in-product messaging to apps on connected TV and gaming platforms), in-browser messages, surveys, mobile and web push notifications, Braze Content Cards – which are flexible, content-rich messages embedded in a mobile app or web browsers, Landing Pages – which are standalone web pages with a single call-to-action often used for audience acquisition and conversion, and Feature Flags – which allow our customers to remotely enable or disable mobile or web experiences for different audiences. Finally, Braze Audience Sync also unifies owned and paid channel strategies across platforms such as Meta, Google, TikTok, Pinterest, Snapchat, and Criteo. The flexibility of our platform also allows us to add new channels quickly and efficiently as they become relevant to our customers.

We enable brands to easily integrate our platform with both in-house technical infrastructure and our expanding partner ecosystem of best-in-class technologies. For instance, capabilities within the Braze Data Platform allow our customers to set up a direct connection between their data warehouses or platforms and Braze to automatically sync relevant user attributes, events, and purchases. Once synced to Braze, this data can be imported into any layer of our platform and can be leveraged for use cases such as personalization or segmentation. Customers can also use the Braze Data Platform to stream data in real time to those systems, which increases the return on our customers’ other technology investments. We support direct integrations with a range of providers, including cloud data service and warehouses, customer data platforms, analytics and reporting solutions, as well as other components of the modern marketing technology ecosystem such as eCommerce and Software-as-a-Service, or SaaS, applications.

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

We not only process data but also create analytical data. When a consumer interacts with any messaging channel that Braze delivers, or any of the brand’s digital products or services that have been integrated with an embedded Braze SDK, that consumer generates data that is processed and contextualized with existing user data models in real time. This allows marketers to better understand consumer behavior and associate specific content or messaging with in-product engagement, providing further context that can be leveraged for deeper engagement.

Our stream processing architecture and access to first-party data also supports differentiated use of AI and machine learning, which can improve consumer outcomes and, in turn, increase the return on investment our platform provides to our customers.

Global, High Performance at Scale

As brands continue to grow, transform, and conduct more of their business digitally, they need a customer engagement platform that scales with them. In January 2025, our platform enabled interactions with 7.2 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 6.2 billion in January 2024. Our scalability distinguishes our platform from point solutions, and we can handle the biggest of enterprise needs with highly reliable uptime. We facilitate the rapid delivery of a high volume of messages, which enables us to power a brand’s highest-volume events, whether they are expected, like Black Friday, or unexpected events or scenarios.

The depth and breadth of our business footprint around the world offers always-on support and local market expertise, which we view as a differentiator as organizations become more global. Braze has customers in over 70 countries and an operational presence across North America, Europe and the Asia-Pacific region. Braze also has local data centers in the United States, Europe and the Asia-Pacific region.

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

Our platform’s ease of use and seamless integration into existing technologies, coupled with the high value data and insights that it generates, enables brands to develop and run campaigns that meet their strategic goals quickly and efficiently. Using our intuitive user interface and drag-and-drop tools like Canvas, individuals across all roles and technical skill levels can design and quickly deploy multi-message, cross-channel, A/B- and multivariate-tested strategies, with the process of new campaign creation accelerating over time.

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

Growth Strategy

The principal components of our growth strategy are:

•Acquire new customers: We intend to continue to expand our customer base in verticals where we already have a strong presence — such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries and verticals subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating to further propel adoption of our technology.

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

•Expand geographically: We believe there is a significant opportunity to continue to expand usage of our platform outside the United States, both by expanding our presence in international markets where we operate today and by entering markets we have not yet penetrated. For instance, we have operational footprints across North America, South America, Europe, the Asia-Pacific region, and the Middle East. We expect to continue increasing our market penetration in these regions, while further capitalizing on the greenfield opportunities in regions such as Latin America.

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

Our Products

We offer a single, vertically integrated platform that encompasses the major functionalities, or layers, required for modern customer engagement: data activation, insights and segmentation, orchestration, relevance, and cross-channel action, all of which is supported by BrazeAI, our AI engine designed to power AI functionality across all layers of this technology stack.

BrazeAI

Braze delivers a range of BrazeAI features across all layers of its vertically-integrated technology stack to enable brands to create, personalize and optimize their customer engagement efforts. Specific features that leverage BrazeAI are noted below within the applicable layer of the technology stack.

Data Activation

The Braze Data Platform is a comprehensive, composable set of Braze capabilities and partner integrations designed to help marketers leverage data to deliver more impactful, scalable customer experiences powered by Braze. This includes features such as:

•Braze SDKs: The primary way in which customers integrate our platform into their websites and applications is via our SDKs. SDKs are software libraries that reside within our customers’ applications or websites, automatically managing data ingestion and the delivery of mobile and web notifications, in-application / in-browser interstitial messages, and Braze Content Cards. Our SDKs can be integrated into a wide variety of digital interfaces including iOS, Android, Desktop / Mobile Web, connected TVs, the Unity and Unreal game engines, and application development frameworks such as React Native and Cordova. By embedding new messaging capabilities directly in our SDKs, we can rapidly deploy new functionality to our customers, with little to no additional effort on their part.

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

•Braze Cloud Data Ingestion: Braze Cloud Data Ingestion is a key example of composability within the Braze Data Platform. By offering direct connections to all major cloud services and data warehouses, Marketing, Product and Growth teams can access their customer and product data directly from the source – for audience construction, segmentation, message triggering and personalization. Cloud Data Ingestion removes the need to maintain complex data pipelines and empowers brands with direct data access, without ongoing reliance on technical teams.

Insights and Segmentation

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

•BrazeAI Predictive Suite: BrazeAI Predictive Suite allows customers to identify groups of consumers that are of critical business value such as “consumers who are likely to churn.” Our platform uses machine learning to automatically identify consumers who have a propensity to behave similarly to the identified audience, allowing customers to preemptively engage these consumers and thereby encourage or discourage their predicted behaviors.

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

◦BrazeAI Predictive Suite: The Braze Predictive Suite enables brands to use machine learning to determine what customers are likely to purchase and/or churn without any engineering resources. Predictive Churn and Predictive Purchases are customizable, on-demand predictive models brands can create in minutes to effectively leverage and act on data seamlessly within the Braze platform.

◦Report Builder: Customers can create custom reports to analyze the total uplift and aggregate statistics from their usage of our platform.

◦Dashboards: Braze enables customers to aggregate and further analyze engagement, conversion, deliverability, and other key performance metrics using pre-built, customizable dashboards.

◦Query Builder and BrazeAI Query Builder: Customers can generate highly-customized reports using a SQL editor or pre-built template. The BrazeAI Query Builder makes it easy for marketers to generate SQL from natural language prompting and receive sample SQL query suggestions.

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

Relevance

•Liquid Templating and BrazeAI Liquid Assistant: Customers can personalize messages using the Liquid Templating language to inject personalized content into their messages. Our platform allows customers to flexibly utilize a wide variety of data in this templating process, including data ingested and stored on consumer profiles, from Catalogs, as well as contextual data, such as properties of a consumer action that triggered a message flow. Personalization options include use cases such as listing a set of consumer-specific recommendations or creating sophisticated if/else logic inside of a message to conditionally determine what content to deliver. The BrazeAI Liquid Assistant makes it easy for marketers to generate Liquid from templates, receive personalized Liquid suggestions, and optimize existing Liquid using natural language prompting. The assistant also provides annotations explaining the Liquid used, so marketers can further develop their skills and understanding of Liquid.

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

◦BrazeAI Content Generation and Quality Assurance:

▪AI Copywriting Assistant: The BrazeAI copywriting assistant enables customers to generate relevant copy that references their brand personality and guidelines. Customers can generate marketing copy directly in message composers in the Braze dashboard, offering inspiration for new approaches to copy or helping to scale personalized, on-brand copy across customer experiences.

▪AI Image Generator: Customers can generate images for their media library using BrazeAI. This system can create realistic images and art from a description in natural language.

▪AI Content QA: Content QA using BrazeAI performs checks on the content of a message, confirming that it adheres to quality standards by identifying ineffective elements such as spelling errors, grammar issues, inappropriate tone, and offensive language.

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

•BrazeAI Item Recommendations: Customers can calculate what is likely to be the most popular item or product or create personalized AI recommendations from a specific catalog which can then be inserted into messages.

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

Cross-Channel Action

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

◦Braze Content Cards: In addition to ephemeral messages, we offer Braze Content Cards, a proprietary product where a personalized feed of user-controllable content is embedded directly into applications and browsers for persistent viewing.

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

◦Landing Pages: Landing Pages are standalone webpages that customers can use to drive user acquisition and engagement. Customers can use our native Landing Page builder to create and launch custom landing pages in a drag and drop editor. This allows customers to capture new leads or, if used throughout the customer lifecycle, to drive conversions on upsells, loyalty programs, content downloads, referrals, and more.

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

◦SMS, MMS, and RCS: Our platform offers a native product for SMS, MMS, and RCS messaging. In addition to sending messages via the SMS, MMS, and RCS protocols, customers can manage links and analytics and respond to inbound keyword responses with an automated follow-up message.

◦Ad Network Integrations: Using Braze Audience Sync with Meta, Google, TikTok, Snapchat, Pinterest, or Criteo, brands can sync first-party data from Braze to each respective advertising platform to deliver more relevant advertisements outside the Braze platform based upon behavioral triggers, segmentation and more.

◦WhatsApp Integration: Our platform is directly integrated with the WhatsApp Cloud API, making it easy to natively compose and orchestrate two-way messages as part of cross-channel campaigns in Braze.

◦LINE Integration: Our platform is also integrated with LINE. Brands can leverage zero- and first-party data to compose and orchestrate relevant LINE messages as a part of any cross-channel campaign in Braze.

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

•Braze Currents: All data sent to and generated by our platform can be continuously exported to a range of partner systems. These systems include data storage partners such as Microsoft Azure, Amazon Web Services, and Google Cloud; Customer Data Platforms such as Segment, mParticle and Tealium; and analytics providers such as Amplitude and Mixpanel. Braze Currents can also export data to generic web endpoints for maximum flexibility. Customers can use these integrations to leverage their Braze data elsewhere within their technology ecosystem, thereby enabling tighter collaboration between marketing/growth teams and their partners in business intelligence or engineering.

•Snowflake Data Sharing: Alongside Braze Currents, data tracked and stored within our platform can also be accessed directly via our partnership with Snowflake using Snowflake’s Data Sharing mechanism.

In addition, we provide several features for general management of our platform designed to allow customers of all sizes to maximize their efficiency:

•Operations and Administration: We provide audit logs for major actions that occur in our platform, change logs for updates to objects such as Campaigns, Segments, or Canvases on our dashboard, and permissions, commenting, versioning and approval flow capabilities in various parts of the product. Furthermore, we offer, and plan to expand on, debugging capabilities in the platform that allow customers to better troubleshoot their integrations and messaging strategies.

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

Our Competition

The market for customer engagement solutions is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement, but we believe that none of our competitors currently offer comparable comprehensive customer engagement solutions. We face competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Klaviyo, CleverTap and MoEngage.

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

Conditions in our market could change rapidly and significantly as a result of advancements in AI and other technologies, partnering among our competitors or continuing market consolidation. Some of our larger competitors also have substantially broader product lines and market focus and therefore may not be as susceptible to downturns in a particular market. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with one or more of our platform offerings. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Competitors may also consolidate with existing partners that we rely on, and as a result we could lose such partnerships. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete.

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

Our marketing activities are designed to build broad brand awareness, generate thought leadership and create demand and leads for our sales organizations within our target markets. Our marketing programs target influencers and decision makers participating in the buying cycle, including the Chief Digital Officer, Chief Marketing Officer, Chief Product Officer, Chief

Technology Officer, and other key functional marketing and technology heads. Additionally, we conduct marketing programs to engage with our customers to promote upsell and cross-sell opportunities, and we engage with industry analysts, consulting firms, marketing service providers, data and technology partners, marketing agencies and other platform partners, business and trade press and other industry experts who exert considerable influence in our market.

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

As of January 31, 2025, we owned 26 patents and had four patent applications pending for examination in the United States and no non-U.S. patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire at various times between 2043 and 2044. As of January 31, 2025, we owned six registered trademarks in the United States and 48 registered trademarks in various non-U.S. jurisdictions.

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

Seasonality

We experience seasonality in our cost of revenue as a result of our customers’ increased usage of our platform based on their business demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for additional information.

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

Social Impact

We established our Social Impact Department in 2021. Our social impact efforts include the Braze for Impact Fund, corporate social responsibility, programs supporting a global and inclusive culture, and sustainability and environmental, social, and governance, or ESG, reporting. These initiatives are designed with the intention of fostering a culture of advocacy that drives material, employee-led impact.

In 2021, we became a member of the Pledge 1% movement, through which we have reserved up to 964,647 shares of our Class A common stock, which we may continue to donate to the Braze for Impact donor advised fund, or DAF, through 2031, to fund our social impact initiatives.

The Braze Cares and Tech for an Equitable Future programs comprise our corporate social responsibility initiatives. Braze Cares is our employee donation and volunteering program. Tech for an Equitable Future is our product grant program for underrepresented founders, which offers 12 months of free access to Braze technology and supporting resources that enable business growth and scalability for qualifying companies.

Braze supports a global and inclusive culture focused on creating a sense of belonging in the Braze community that empowers each individual to contribute to our culture and our success. At its foundation, the company aims to grow and nurture an inclusive environment where each person uses their skills, talents, backgrounds and perspectives to contribute to the business success at Braze. We do this through making our processes and systems inclusive by design, monitoring the efficacy of our processes and systems, and delivering programs that enhance the Braze community.

Lastly, we maintain an ESG reporting function. Our sustainability function includes an annual greenhouse gas emissions audit, emission reductions programs, our climate commitments, and ESG disclosures. We also publish an annual ESG report. The information in our annual ESG report is not incorporated by reference into this filing.

Human Capital

As a technology company, our employees are our most valuable resource. We are led by a diverse, global, and talented team of software developers and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling them.

As of January 31, 2025, we had a total of 1,699 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We offer employees a variety of professional development opportunities and encourage a performance-driven environment. We have focused on creating a robust culture to encourage retention and engagement. See “— Our Culture” above for additional information about our human capital management practices.

General Corporate Information

We were incorporated in Delaware in 2011. Our headquarters is located at 63 Madison Building, 28 East 28th Street, Floor 12, New York, New York 10016 and our telephone number is +1 (609) 964-0585. Our website address is www.braze.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

Our revenue was $593.4 million and $471.8 million for the fiscal years ended January 31, 2025 and 2024, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $104.0 million, $130.4 million, and $140.7 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. We had accumulated deficits of $586.8 million and $483.1 million as of January 31, 2025 and 2024, respectively. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Klaviyo, CleverTap and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors have in the past responded, and may continue in the future to respond, to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, in recent years, there has been significant merger and acquisition activity among our competitors, including the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges. If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.

A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We currently have customers in North America, Europe, the Middle East, the Asia-Pacific region and Latin America. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States as a result of international conflicts, domestic unrest or the emergence of new highly infectious diseases, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through strategic partnerships or other collaboration arrangements. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in certain international markets.

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
•political instability, economic sanctions, terrorist activities, or international conflicts, may impact the operations of our business or the businesses of our customers;
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

Acquisitions, strategic investments, partnerships or alliances pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. For example, in March 2025, we announced our planned acquisition of OfferFit, Inc., a modern agentic AI company, for $325 million, using a combination of cash and shares of our Class A common stock. The cash consideration in this transaction uses a significant portion of the proceeds from our initial public offering. This acquisition, and any other acquisition or investment we may make in the future, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, including those of OfferFit, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. Additionally, we will fund approximately 42% of the OfferFit acquisition with the issuance of shares of our Class A common stock, which will have a dilutive impact. Future transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction, including OfferFit, fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through a number of channels and integrations, and we are dependent on third-party providers for delivery of content in many of these channels and integrations, including, among others, emails, SMS/MMS/RCS, third-party messaging services and audience sync advertising campaigns. We are also dependent on Apple services and Google services for delivery of mobile and web notifications. If any of these third-party providers change their policies regarding the delivery of certain messages or content, or if our customers do not comply with these third-party providers’ current policies or procedures, some of our customers may no longer be able to use the applicable channels and integrations through our platform. Further, if any of these third-party providers were to suspend or terminate our customers’ use of their services or to suffer extended service outages, then our customers may not be able to deliver the applicable messages or content using our platform. If this were to occur, it could lead to customer dissatisfaction, harm to our reputation or subject us to liability, any of which may harm our business, financial condition and results of operations. For instance, any incident broadly affecting the interaction of Apple or Android devices with necessary Apple or Google services (e.g., iCloud or Apple push notifications), including any delays or interruptions in such Apple or Google services, could adversely affect our business. Further, any cybersecurity events affecting Apple or Google Android devices could result in a disruption to Apple or Google services, regulatory investigations, reputational damage and a loss of sales and customers for Apple or Google, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting Apple or Google could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, expose us to liability and cause us to lose customers or otherwise harm our business, financial condition and results of operations. We will also face similar risks as we add new channels and integrations to our platform that are supported by third parties if such third parties were to face similar challenges or disruptions with regard to their respective channels or integrations. Additionally, many of the third parties that we use or with which we integrate hold us responsible for the acts and omissions of our customers. While we contractually obligate our customers to comply with the requirements of third-party providers and applicable laws when using our platform to deliver content through our messaging channels or integrations, we cannot guarantee that all customers will do so at all times. If any of our customers were to use our platform in violation of the policies of third-party providers or applicable law, even without our knowledge, we may be subject to financial penalties and reputational harm.

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

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. For example, the EU, U.K. and Switzerland have agreed to a ‘Data Privacy Framework’ for transfers of personal data from Europe to the U.S which we rely on. For the time being, this provides a valid mechanism for the international transfer of personal data. Privacy activists have challenged, and are expected to continue to challenge, the adequacy of this transfer mechanism, and therefore we cannot guarantee that such mechanism will remain available to us indefinitely. While we have taken additional steps to mitigate the impact on us, such as implementing the European Commission’s updated standard contractual clauses, or the SCCs, and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the validity of relying on the SCCs as a transfer mechanism has been, and is expected to continue to be, the subject of further litigation in the EU. Likewise, the validity of relying on the Data Privacy Framework to transfer data to the U.S. is vulnerable to litigation or regulatory action.

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

Operating our business and platform involves the collection, storage, transmission and other processing of sensitive, regulated, proprietary and confidential information, including personal data of our customers, their users and our personnel and our customers’ proprietary and confidential information. We may rely upon third parties (such as service providers or vendors) for our data storage and data processing–related activities. We may share or receive sensitive, regulated, proprietary and confidential information, including personal data, with or from third parties. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase in frequency and severity. These threats are becoming increasingly difficult to detect, and these threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyberattacks, and nation-state actors may do so for geopolitical reasons and in conjunction with military conflicts and defense activities. We may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing, vishing and hybrid phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error by us or third-party service providers or vendors, ransomware attacks, supply-chain attacks, service outages, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Additionally, our customers have been and may be in the future, targeted by similar cybersecurity threats, and bad actors have accessed, and may in the future, access our platform and services using such customer’s credentials. Accordingly, the failure of our customers to use appropriate cybersecurity technology and practices can result in unauthorized parties obtaining access to our platform and customer data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threat actors could also use artificial intelligence technology for malicious purposes, increasing the frequency and complexity of their attacks, e.g., phishing attacks, fraud, social engineering, and other possible malicious uses, such as with writing malware. Code, including code generated by generative artificial intelligence, could potentially be used and deployed that contains undetected vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems. Any of the previously identified or similar threats could cause a security incident. We have also implemented a free trial program that may increase the number of users with access to our platform, and some of these users may include malicious actors who may attempt to breach our platform’s security. This may heighten the likelihood of us experiencing a cybersecurity incident. Additionally, the risk of these threats may increase for us and our third-party service providers and vendors due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur in the future. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

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

If we, our customers or our third-party service providers or vendors suffer, or are perceived to have suffered, a security breach or other security incident, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders or regulators of security incidents. We may also be required to publicly disclose certain cybersecurity incidents pursuant to the rules and regulations adopted by the SEC. The repercussions of such disclosures can be costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we, our customers or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include, but are not limited to, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data to us and our customers), financial loss and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers for using our platform and negatively impact our ability to grow and operate our business.

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

As of January 31, 2025, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $392.3 million and $284.2 million, respectively, some of which may be available to offset taxable income in the future, and which expire in various years beginning in 2035 for federal purposes and 2026 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $352.9 million of our NOLs may be carried forward indefinitely for federal tax purposes and various states have enacted tax policies or rules that conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize NOLs incurred in tax years beginning on or before December 31, 2017, before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the IRC or the Code, a corporation that undergoes an “ownership change” (which generally is defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past and we may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition and results of operations.

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

As of January 31, 2025, we owned 26 granted patents related to our platform and its technology and four patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in Australia, Canada, the EU, Indonesia, Japan, New Zealand, Singapore, Tonga, the United Kingdom, and the United States. However, any pending or future trademark applications may not be approved, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands or we may be forced to abandon marks that we currently rely on.

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

Risks Related to Public Company Reporting and Public Disclosure Practices

We have identified a material weakness in our internal control over financial reporting associated with certain Information Technology General Controls ("ITGCs"). If we are unable to remediate this, or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Accordingly, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of January 31, 2025, we did not maintain effective internal control over financial reporting due to a material weakness identified in the operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology systems, as more fully described in the section entitled "Controls and Procedures" in Item 9A of Part II of this Annual Report Form 10-K. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter we cannot guarantee this will be the case in future periods.

While we are in the process of implementing changes to remediate the material weakness identified, we cannot be certain as to when remediation will be complete or if the remediation efforts will be successful. Further, remediation efforts may place a significant burden on management and add increased pressure to our financial and information technology resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management in a timely manner or in identifying and remediating additional control deficiencies, including material weaknesses, in the future. Any failure to remediate the material weakness identified, or the development of new material weaknesses in our internal control over financial reporting, could severely inhibit our ability to accurately report our financial condition or results of operations. We could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy the material weakness in our internal control over financial reporting, or the implement or maintain other effective control systems required of public companies, could harm our results of operations or cause us to fail to meet our future reporting obligations.

We are subject to risks related to our environmental, social, and governance practices and disclosures.

ESG matters have been a focus of regulators, certain investors and other stakeholders, both in the United States and internationally. Often those stakeholders have differing, and sometimes conflicting, priorities or requirements regarding ESG matters. The heightened and sometimes conflicting stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Our interpretation or application of such reporting requirements may change over time or differ from other similarly situated companies. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable or inaccurate press about ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to adverse investor sentiment toward us, which in turn could have an adverse impact on our share price, demand for our securities and our access to, and cost of, capital.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of January 31, 2025, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 64.6% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 69.2% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, we plan to issue shares of Class A commons stock in our planned acquisition of OfferFit, and have agreed to register the re-sale of these shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans and purchase rights to our employees under our employee stock purchase plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, services or technologies and issue equity securities to pay for any such acquisition or investment. For instance, we plan to issue shares of Class A common stock as a portion of the consideration in our proposed acquisition of OfferFit. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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

While unauthorized persons have attempted to access our information systems in the past, and will likely continue to do so in the future, we have not, to date, identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information on these risks, see “Risk Factors—If we or our third-party service providers or vendors experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced and we may incur significant liabilities.”

Item 2. Properties

Our headquarters is located in New York City, where we lease approximately 92,300 square feet pursuant to a lease that expires in January 2034. We also lease additional office space in over 10 cities across North America, South America, Europe, the Asia-Pacific region, and the Middle East. These offices are leased, and we do not own any real property. We believe that our current facilities are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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

Holders of Record

As of March 20, 2025, there were 7 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered with our transfer agent on this date and does not include holders of Class A common stock in “street name” by brokers or other entities on behalf of stockholders or any other individual participants in security position listings.

As of March 20, 2025, there were approximately 19 stockholders of record of our Class B common stock.

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

Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended January 31, 2025:

•On November 1, 2024, we issued 32,155 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.

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

For a discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, refer to “Management's Discussion and Analysis of Financial Condition

and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2024, filed with the SEC on April 1, 2024.

Overview
Braze is a leading customer engagement platform that empowers brands to Be Absolutely Engaging. Our platform empowers brands to listen to their customers better, understand them more deeply, and act on that understanding in a way that is human and personal. Using our platform, brands ingest and process customer data in real time, orchestrate and optimize contextually relevant, marketing campaigns across multiple channels. Our platform is designed so that interactions between brands and consumers have the same relevance and cross-channel continuity as human interactions.

Our customers include many established global enterprises and leading technology innovators, and span a wide variety of sizes and industries, including retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services.

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

We have grown significantly in recent periods. We generated revenue of $593.4 million, $471.8 million, and $355.4 million in the fiscal years ended January 31, 2025, 2024, and 2023, respectively, representing year-over-year growth of 25.8% from the fiscal years ended January 31, 2024 to January 31, 2025 and 32.7% from the fiscal year ended January 31, 2023 to January 31, 2024. We had net losses of $104.0 million, $130.4 million and $140.7 million, in the fiscal years ended January 31, 2025, 2024, and 2023, respectively. We had net cash provided by operating activities of $36.7 million in the fiscal year ended January 31, 2025. We had net cash provided by operating activities of $6.9 million and net cash used in operating activities of $22.3 million in the fiscal years ended January 31, 2024 and 2023, respectively. Our Non-GAAP free cash flow was $19.6 million, $(6.5) million and $(39.0) million in the fiscal years ended January 31, 2025, 2024, and 2023, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of January 31, 2025, we had 2,296 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of January 31, 2025, we had approximately 7.2 billion monthly active users, up from approximately 6.2 billion monthly active users as of January 31, 2024.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended January 31, 2025, 2024, and 2023, was 111%, 117%, and 124% respectively, for all our customers, and 114%, 120%, and 126%, respectively, for our customers with ARR of $500,000 or more. In addition, 247, 202, and 156 of our customers had ARR of $500,000 or more as of January 31, 2025, 2024, and 2023, respectively.

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

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the fiscal years ended January 31, 2025, 2024, and 2023, approximately 45%, 43%, and 42%, of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Fiscal Year Ended January 31,
	2025	2024	2023
	(in thousands)
Revenue	$593,410	$471,800	$355,426
Cost of revenue (1)	183,191	147,527	115,818
Gross profit	410,219	324,273	239,608
Operating expenses:
Sales and marketing (1)	282,316	247,125	201,684
Research and development (1)	133,969	119,863	97,293
General and administrative (1)	116,093	101,977	88,771
Total operating expenses	532,378	468,965	387,748
Loss from operations	(122,159)	(144,692)	(148,140)
Other income, net	21,557	16,220	7,977
Loss before provision for income taxes	(100,602)	(128,472)	(140,163)
Provision for income taxes	3,445	1,957	583
Net loss	$(104,047)	$(130,429)	$(140,746)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$4,022	$3,585	$3,616
Sales and marketing	38,168	31,198	23,871
Research and development	43,004	38,962	28,897
General and administrative	29,067	23,432	15,833
Total	$114,261	$97,177	$72,217
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended January 31,
	2025	2024	2023
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	31%	31%	33%
Gross profit	69%	69%	67%
Operating expenses:
Sales and marketing	48%	52%	57%
Research and development	23%	25%	27%
General and administrative	19%	22%	25%
Total operating expenses	90%	99%	109%
Loss from operations	(21)%	(30)%	(42)%
Other income, net	4%	3%	2%
Loss before provision for income taxes	(17)%	(27)%	(40)%
Provision for income taxes	1%	—%	—%
Net loss	(18)%	(27)%	(40)%

Comparison of the Fiscal Years Ended January 31, 2025 and January 31, 2024
Revenue

	Fiscal Year Ended January 31,
	2025	2024	Change	% Change
	($ in thousands)
Revenue	$593,410	$471,800	$121,610	25.8%
The increase in revenue of $121.6 million, or 25.8%, for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 was primarily driven by an $119.2 million, or 26.4%, increase in subscription revenue. Approximately 73.8% of the increase in subscription revenue was attributable to the growth from existing customers increase in monthly active users, expansion across channels and committed entitlements and features, and the remaining 26.2% was attributable to new customers. Total customers grew to 2,296 as of January 31, 2025 from 2,044 as of January 31, 2024. Professional services revenue increased $2.4 million, or 11.6%, due to an increase in deliverability services, technical account management, and support engagement services. These increases were partially offset by the decline in onboarding revenue as a result of the continued engagement of new customers with third-party partner-led onboarding. Additionally, in the fiscal year ended January 31, 2025, our international revenue increased by $62.4 million as we continued to expand market penetration in regions such as Europe and the Asia-Pacific region.
Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended January 31,
	2025	2024	Change	% Change
	($ in thousands)
Cost of revenue	$183,191	$147,527	$35,664	24.2%
Gross profit	$410,219	$324,273	$85,946	26.5%
Gross margin	69.1%	68.7%
The increase in cost of revenue of $35.7 million, or 24.2%, for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 was primarily driven by an increase of $7.5 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and a $24.0 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had an increase in personnel and overhead costs of $3.2 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $85.9 million, or 26.5%, in the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, and our gross margin increased by 0.4% to 69.1% in the fiscal year ended January 31, 2025 from 68.7% in the fiscal year ended January 31, 2024. These increases were due primarily to improved personnel efficiencies, economies of scale, and the optimization of costs of our tech stack as our infrastructure costs to support our revenue growth did not increase at the same pace as our revenue.
Operating Expenses

Sales and Marketing Expense

	Fiscal Year Ended January 31,
	2025	2024	Change	% Change
	($ in thousands)
Sales and marketing	$282,316	$247,125	$35,191	14.2%
The increase in sales and marketing expense of $35.2 million, or 14.2%, for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, was primarily driven by an increase in personnel and overhead costs of $22.9 million, which included $7.0 million of stock-based compensation costs. Additionally, the increase was driven in part by an increase of $6.4 million in promotional and product marketing, primarily related to the hosting of regional customer events, our annual customer conference, and other sales related events, an increase of $3.7 million in software costs, and an increase of $2.5 million in deferred contract costs as a result of sales growth.
Research and Development Expense

	Fiscal Year Ended January 31,
	2025	2024	Change	% Change
	($ in thousands)
Research and development	$133,969	$119,863	$14,106	11.8%
The increase in research and development expense of $14.1 million, or 11.8%, for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, was primarily driven by an increase in personnel and overhead costs of $11.7 million, which included $4.0 million of stock-based compensation costs, an increase of $1.6 million in software costs, and an increase in professional services of $0.7 million. These increases were primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Fiscal Year Ended January 31,
	2025	2024	Change	% Change
	($ in thousands)
General and administrative	$116,093	$101,977	$14,116	13.8%
The increase in general and administrative expenses of $14.1 million, or 13.8%, for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 was primarily driven by an increase in personnel and overhead costs of $13.2 million, which included $5.6 million of stock-based compensation costs and $2.3 million of depreciation expense, primarily related to the winding down of our old office as we moved to our new headquarters in the fiscal year. The increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements. The increases in expenses were partially offset by a decrease in professional services costs of $0.5 million related to the acquisition of North Star in the fiscal year ended January 31, 2024.

Other Income, Net

	Fiscal Year Ended January 31,
	2025	2024	Change	% Change
	($ in thousands)
Other income, net	$21,557	$16,220	$5,337	32.9%
The increase in other income, net of $5.3 million, or 32.9%, for the fiscal year ended January 31, 2025, compared to the fiscal year ended January 31, 2024, was attributable to a $5.2 million increase in investment income from marketable securities.

The investment income increase was driven primarily by the graded maturation of the portfolio positions at higher interest rates and the reinvestment of proceeds in a high interest rate environment.
Liquidity and Capital Resources
Sources of Funds
As of January 31, 2025, our principal source of liquidity was cash, cash equivalents, and marketable securities of $514.0 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, U.S. government, and corporate securities that are stated at fair value. Our marketable securities positions consists mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $586.8 million as of January 31, 2025. We had cash flows provided by operating activities for the fiscal year ended January 31, 2025 of $36.7 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of January 31, 2025, we had total deferred revenue of $240.3 million, of which $240.0 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash provided by/(used in) operating activities	$36,680	$6,850	$(22,308)
Net cash used in investing activities	$(36,470)	$(19,976)	$(398,519)
Net cash provided by financing activities	$11,695	$13,109	$11,332

Operating Activities
For the fiscal year ended January 31, 2025, net cash provided by operating activities was $36.7 million, primarily due to a net loss of $104.0 million adjusted for non-cash charges of $163.4 million and net changes in our operating assets and liabilities of $22.7 million. The non-cash adjustments primarily relate to stock-based compensation of $115.1 million, amortization of deferred contract costs of $35.0 million, depreciation and amortization expense of $10.1 million, and expense associated with the donation of our Class A common stock to a charitable donor-advised fund of $3.8 million. The cash inflows from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $35.9 million as a result of increased billings driven by timing of subscriptions and renewals. The cash inflows were offset by cash outflows primarily from an increase in accounts receivable of $5.4 million and an increase in deferred contract costs of $48.2 million as a result of commissions on new bookings and renewals.
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
Investing Activities
Net cash used in investing activities was $36.5 million for the fiscal year ended January 31, 2025, primarily consisting of purchases of marketable securities of $218.0 million,, purchases of property and equipment of $13.2 million, and capitalization of internal-use software costs of $3.8 million, partially offset by maturities of marketable securities of $195.4 million.

Net cash used in investing activities was $20.0 million for the fiscal year ended January 31, 2024, primarily consisting of purchases of marketable securities of $248.1 million, cash paid for the acquisition of North Star of $16.3 million, purchases of property and equipment of $9.8 million, and capitalization of internal-use software costs of $3.6 million, partially offset by maturities of marketable securities of 257.7 million.

Financing Activities
Net cash provided by financing activities was $11.7 million for the fiscal year ended January 31, 2025, primarily consisting of proceeds from the exercise of common stock options of $6.9 million and proceeds from stock purchases associated with our employee stock purchase plan of $7.7 million, offset by payments of deferred purchase considerations related to the acquisition of North Star of $2.9 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash provided by/(used in) operating activities	$36,680	$6,850	$(22,308)
Less:
Purchases of property and equipment	(13,234)	(9,761)	(15,447)
Capitalized internal-use software costs	(3,814)	(3,574)	(1,258)
Non-GAAP free cash flow	$19,632	$(6,485)	$(39,013)
Net cash used in investing activities	$(36,470)	$(19,976)	$(398,519)
Net cash provided by financing activities	$11,695	$13,109	$11,332
Our free cash flow increased for the fiscal year ended January 31, 2025 from the fiscal year ended January 31, 2024, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $224.4 million and $114.8 million, respectively, as of January 31, 2025. Purchase commitments for business operations are predominately related to cloud hosting, infrastructure, and other software-based services and due primarily over the next three years. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2025, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Interest Rate Risk and Market Risk
We had cash, cash equivalents, and marketable securities of $514.0 million as of January 31, 2025, of which $430.5 million was invested in U.S. government securities, foreign securities, and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of January 31, 2025, a hypothetical 10% change in interest rates would not have had a material impact on the consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Item 8.    Financial Statements and Supplementary Data
BRAZE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Braze, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Braze, Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interest and stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 31, 2025 expressed an adverse opinion thereon.

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

Revenue Recognition
Description of the Matter
During the year ended January 31, 2025, the Company recognized revenue of $593.4 million and recorded deferred revenue of $240.3 million as of January 31, 2025. As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from subscriptions to their platform, including associated support, and professional services. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Auditing management’s recognition of revenue was challenging due to the nature and extent of effort required as a result of the high volume of revenue contracts and the use of multiple applications and data sources in the revenue recognition process. In addition, as described in Management’s Report on Internal Control Over Financial Reporting, management identified a material weakness in the Company’s internal control over financial reporting associated with the information technology general controls of various information systems, including those that affect the revenue recognition process, which required changes to the extent of our audit procedures.

How We Addressed the Matter in Our Audit
We performed audit procedures that included, among others, testing the completeness and accuracy of data used within the Company’s revenue recognition process. For a sample of customer contracts, we compared the contractual terms to reports derived from the Company’s systems, recalculated the amount of revenue recognized and related deferred revenue, and reviewed evidence of the related cash receipts. In response to the material weakness discussed above, we increased the extent of revenue contract samples tested. We also performed analytical procedures to quantify the expected deferred revenue amount based on the monthly invoicing activities and compared it to the amounts recorded by the Company. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New York, New York
March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Braze, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Braze, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Braze, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the operation of information technology (IT) general controls for IT applications supporting the Company’s internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interest and stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2025, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 31, 2025, which expressed an unqualified opinion, thereon.

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

/s/ Ernst & Young LLP
New York, NY
March 31, 2025

BRAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,062	$68,228
Restricted cash, current	—	3,373
Accounts receivable, net of allowance of $2,563 and $2,772 at January 31, 2025 and January 31, 2024, respectively	95,234	92,256
Marketable securities	430,457	407,898
Prepaid expenses and other current assets	35,273	29,366
Total current assets	644,026	601,121
Restricted cash, noncurrent	530	530
Property and equipment, net	38,550	29,358
Operating lease right-of-use assets	76,147	81,163
Deferred contract costs	76,766	63,661
Goodwill	28,448	28,448
Intangible assets, net	3,130	3,690
Other assets	3,401	2,970
TOTAL ASSETS	$870,998	$810,941
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,150	$6,321
Accrued expenses and other current liabilities	64,189	63,264
Deferred revenue	239,976	204,269
Operating lease liabilities, current	18,162	15,585
Total current liabilities	324,477	289,439
Operating lease liabilities, noncurrent	69,278	75,027
Other long-term liabilities	2,494	2,050
TOTAL LIABILITIES	396,249	366,516
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	(112)	192
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of January 31, 2025 and January 31, 2024, respectively; 87,934,059 and 73,037,015 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively	8	7
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of January 31, 2025 and January 31, 2024, respectively; 16,017,314 and 27,173,408 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively	2	3
Additional paid-in capital	1,062,613	928,494
Accumulated other comprehensive loss	(926)	(1,178)
Accumulated deficit	(586,836)	(483,093)
TOTAL STOCKHOLDERS’ EQUITY	474,861	444,233
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$870,998	$810,941
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2025	2024	2023
Revenue	$593,410	$471,800	$355,426
Cost of revenue	183,191	147,527	115,818
Gross Profit	410,219	324,273	239,608

Operating expenses:
Sales and marketing	282,316	247,125	201,684
Research and development	133,969	119,863	97,293
General and administrative	116,093	101,977	88,771
Total operating expenses	532,378	468,965	387,748
Loss from operations	(122,159)	(144,692)	(148,140)
Other income, net	21,557	16,220	7,977
Loss before provision for income taxes	(100,602)	(128,472)	(140,163)
Provision for income taxes	3,445	1,957	583
Net loss	(104,047)	(130,429)	(140,746)
Net loss attributable to redeemable non-controlling interest	(304)	(1,263)	(1,780)
Net loss attributable to Braze, Inc.	$(103,743)	$(129,166)	$(138,966)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.02)	$(1.32)	$(1.47)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	102,189	98,096	94,569
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
Net loss	$(104,047)	$(130,429)	$(140,746)
Other comprehensive loss:
Change in foreign currency translation adjustments	(806)	230	(633)
Unrealized gains (losses) on marketable securities	1,058	5,416	(5,551)
Other comprehensive income (loss), net	252	5,646	(6,184)
Comprehensive loss, net	(103,795)	(124,783)	(146,930)

Less: comprehensive loss, net, attributable to redeemable non-controlling interest	(304)	(1,263)	(1,780)
Comprehensive loss attributable to Braze, Inc.	$(103,491)	$(123,520)	$(145,150)
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2022	$3,235	92,968	$9	$717,175	$(214,961)	$(640)	$501,583
Issuance of common stock for options exercised	—	2,156	1	8,455	—	—	8,456
Issuance of common stock under employee stock purchase plan	—	125	—	2,876	—	—	2,876
Vesting of early exercised options	—	—	—	145	—	—	145
Vesting of restricted stock units	—	631	—	—	—	—	—
Repurchase of shares related to early exercised options	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	73,133	—	—	73,133
Other comprehensive loss	—	—	—	—	—	(6,184)	(6,184)
Net loss attributable to redeemable non-controlling interests	(1,780)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	4,260	—	—	4,260
Net loss attributable to Braze, Inc.	—	—	—	—	(138,966)	—	(138,966)
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	1,955	—	7,263	—	—	7,263
Issuance of common stock under employee stock purchase plan	—	234	—	6,011	—	—	6,011
Vesting of restricted stock units	—	1,760	—	—	—	—	—
Stock-based compensation	—	—	—	99,293	—	—	99,293
Other comprehensive income	—	—	—	—	—	5,646	5,646
Net loss attributable to redeemable non-controlling interests	(1,263)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	3,762	—	—	3,762
Issuance of common stock from acquisition	—	190	—	6,121	—	—	6,121
Net loss attributable to Braze, Inc.	—	—	—	—	(129,166)	—	(129,166)
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	990	—	6,906	—	—	6,906
Issuance of common stock under employee stock purchase plan	—	234	—	7,705	—	—	7,705
Vesting of restricted stock units	—	2,421	—	—	—	—	—
Stock-based compensation	—	—	—	115,732	—	—	115,732
Other comprehensive income	—	—	—	—	—	252	252
Net loss attributable to redeemable non-controlling interests	(304)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	3,776	—	—	3,776
Net loss attributable to Braze, Inc.	—	—	—	—	(103,743)	—	(103,743)
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(104,047)	$(130,429)	$(140,746)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock-based compensation	115,140	97,232	72,243
Amortization of deferred contract costs	35,014	29,788	23,639
Depreciation and amortization	10,115	6,963	4,618
Provision for credit losses	2,331	2,020	807
Value of common stock donated to charity	3,776	3,762	4,260
(Accretion) amortization of (discount) premium on marketable securities	(2,079)	(2,077)	1,336
Non-cash foreign exchange (gain) loss	(1,033)	460	1,612
Fair value adjustments to contingent consideration	(223)	(1,572)	—
Fixed asset write off	488	146	34
Other	(152)	(495)	461
Changes in operating assets and liabilities:
Accounts receivable	(5,363)	(14,008)	(14,650)
Prepaid expenses and other current assets	(6,629)	(3,413)	3,596
Deferred contract costs	(48,171)	(45,119)	(30,469)
ROU assets and liabilities	1,939	4,275	3,355
Other assets	(29)	229	1,711
Accounts payable	(3,912)	3,419	906
Accrued expenses and other current liabilities	3,694	20,990	5,075
Deferred revenue	35,887	34,108	39,894
Other long-term liabilities	(66)	571	10
Net cash provided by/(used in) operating activities	36,680	6,850	(22,308)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	—	(16,319)	—
Purchases of property and equipment	(13,234)	(9,761)	(15,447)
Capitalized internal-use software costs	(3,814)	(3,574)	(1,258)
Purchases of marketable securities	(217,975)	(248,059)	(638,221)
Maturities of marketable securities	195,353	257,737	256,407
Return of principal on marketable securities	3,200	—	—
Net cash used in investing activities	(36,470)	(19,976)	(398,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	6,906	7,263	11,332
Proceeds from stock associated with employee stock purchase plan	7,705	6,011	—
Payments of deferred purchase consideration	(2,916)	(165)	—
Net cash provided by financing activities	11,695	13,109	11,332
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(444)	(475)	(855)
Net change in cash, cash equivalents, and restricted cash	11,461	(492)	(410,350)
Cash, cash equivalents, and restricted cash, beginning of period	72,131	72,623	482,973
Cash, cash equivalents, and restricted cash, end of period	$83,592	$72,131	$72,623

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$2,945	$309	$365

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$2,259	$2,152	$1,121
Net change in capitalized internal-use software development costs in accrued expenses	$—	$—	$21
Unrealized net gain (loss) on marketable investment securities	$1,058	$5,416	$(5,551)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$173	$208	$75
Vesting of early exercised options	$—	$—	$145
Asset retirement obligation	$34	$62	$374
Common stock issuance, acquisition	$—	$(6,121)	$—
Contingent consideration, acquisition	$—	$(1,795)	$—
Indemnity holdbacks, acquisition	$—	$(3,081)	$—
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Company Overview

Description of Business

Braze, Inc., together with its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” or “Braze”), is a cloud-based customer engagement platform that delivers customer-centric experiences across push notifications, email, in-product messaging, SMS, MMS and RCS messages, and more. Customers use the Braze platform to facilitate real-time experiences between brands and customers in a more authentic and human way.

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York, New York. As of January 31, 2025, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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

Basic and Diluted Net Loss attributable to Braze, Inc. Common Stockholders per Share

Basic net loss attributable to Braze, Inc. per common stockholder’s share is computed by dividing the net loss by the weighted-average number of shares of Braze, Inc. common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss attributable to Braze, Inc. by the weighted-average number of shares of Braze, Inc. common stock together with the number of additional shares of Braze Inc. common stock that would have been outstanding if all potentially dilutive shares of Braze Inc. common stock had been issued. Since we were in a net loss position for the periods presented, basic net loss per share attributable to Braze, Inc. common stockholders is the same as diluted net loss per share attributable to Braze, Inc. common stockholders since the effects of potentially dilutive securities are antidilutive.

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market data for the related assets or liabilities.

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and other current assets and liabilities. At January 31, 2025 and 2024, the carrying amounts of accounts receivable, accounts payable, and other current assets and liabilities approximated fair values because of their short-term nature.

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

As of January 31, 2025 and 2024, approximately $0.5 million and $3.9 million, respectively, of deposits were restricted due to multiple letters of credit related to our leased and subleased properties. These deposits were classified as current and noncurrent based on the related underlying lease term.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash as of January 31, 2025 and 2024 (in thousands):

	January 31,
	2025	2024
Cash and cash equivalents	$83,062	$68,228
Restricted cash, current	—	3,373
Restricted cash, noncurrent	530	530
Total cash, cash equivalents, and restricted cash	$83,592	$72,131

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For fiscal years ended January 31, 2025 and 2024, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of January 31, 2025, one customer accounted for approximately 12% of accounts receivable; no other customer accounted for more than 10% of our total accounts receivable balance. As of January 31, 2024, one customer accounted for approximately 11% of our accounts receivable; no other customer accounted for more than 10% of our total accounts receivable balance.

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

We review our securities on a regular basis to evaluate if any security has experienced an other-than temporary decline in fair value. We consider an available-for-sale security to be impaired if the fair value of the investment is less than its amortized cost basis, our intent to sell, or whether it is more likely than not that we are required to sell the security before recovery of its amortized cost basis. If we believe that an other-than-temporary decline exists in one of the securities, we will write down these investments to fair value. To the extent that the decline in fair value is related to credit losses, such as changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors, the write-down related to credit loss would be recorded in other income, net in the consolidated statements of operations. Impairments related to factors other than credit losses are recognized in accumulated other comprehensive loss. As of January 31, 2025, the Company had not recorded any credit impairments.

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

Impairment of Long-Lived Assets

Long-lived assets, subject to depreciation and amortization, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets or asset groups may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets or asset groups is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairment losses of long-lived assets recognized for the fiscal years ended January 31, 2025, 2024 and 2023.

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

Variable Interest Entity

A Variable Interest Entity (“VIE”) is an entity that either has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Typically, our contracts do not provide customers with any right of return or refund; however, we may make exceptions on a case-by-case basis when it makes commercial sense. Variable consideration, including as a result of service level guarantees, product usage and overage fees or other potential claims such as breach of warranty, was not material during the fiscal years ended January 31, 2025, 2024, and 2023. We allocate the variable consideration related to the product usages and overages to the distinct month during which the related services were performed as those fees relate specifically to providing usage of the platform in the period and represents the consideration we are entitled to for the access to the platform. As a result, the usage and overage fees are included in the transaction price and recognized as revenue in the period in which the fee was generated.

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

Deferred contract costs are periodically analyzed for impairment. As of January 31, 2025 and 2024, we have not identified any potential indicators of impairment.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing organization, costs related to sponsorships, events and advertising, agency costs, travel-related expenses, and allocated overhead costs. Costs associated with our advertising and sales promotions are expensed as incurred. During the fiscal years ended January 31, 2025, 2024, and 2023, we recognized $30.3 million, $25.1 million, and $20.8 million, respectively, in advertising costs, which included brand and sponsorship costs.

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

Stock-Based Compensation

We measure our employee and director stock-based payment awards, including purchase rights issued under the Employee Stock Purchase Plan, based on the award’s fair value as determined on the date of grant.

We recognize stock-based compensation expense, net of estimated forfeitures, over the requisite service period of the individual grant, generally equal to the vesting period, and use the straight-line method to recognize stock-based compensation.

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

Other Income, Net

Other income, net, is primarily comprised of realized and unrealized foreign currency gains and losses.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, using a more likely than not standard. The evaluation considers our recent historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2025, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 as of the fiscal year ended January 31, 2025. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The following table presents total revenue by type (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Subscription	$570,295	$451,079	$338,351
Professional services and other	23,115	20,721	17,075
Total	$593,410	$471,800	$355,426

The following table presents total revenue by geography (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
United States	$326,448	$267,224	$204,931
International	266,962	204,576	150,495
Total	$593,410	$471,800	$355,426

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.6 million and $1.5 million as of January 31, 2025 and January 31, 2024, respectively.

Contract Balances

Contract Assets

Contract assets as of January 31, 2025 and January 31, 2024 were $0.8 million and $0.9 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the fiscal year ended January 31, 2025, 2024, and 2023 from amounts included in deferred revenue at the beginning of each respective period was $204.1 million, $165.6 million, and $126.1 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2024	$2,772
Reserve:
Credit losses	2,331
Deferred revenue	2,536
Write-offs	(5,395)
Recoveries	319
Balance at January 31, 2025	$2,563

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
January 31, 2024	$639.2	$409.1	$230.1
April 30, 2024	657.3	419.8	237.5
July 31, 2024	689.6	438.3	251.3
October 31, 2024	716.8	458.2	258.6
January 31, 2025	793.1	505.2	287.9
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of January 31, 2025, the liability balance was $1.1 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2023	$1,455
Net loss attributable to redeemable non-controlling interest	(1,263)
Balance as of January 31, 2024	$192
Net loss attributable to redeemable non-controlling interest	(304)
Balance as of January 31, 2025	$(112)
The total combined VIE assets, which represent the maximum exposure to loss, and liabilities were as follows (in thousands):

	January 31,
	2025	2024
Assets:
Cash and cash equivalents	$3,105	$3,926
Accounts receivable, net of allowance	1,531	1,119
Prepaid expenses and other current assets	859	419
Total current assets	5,495	5,464
Property and equipment, net	73	57
Operating lease right-of-use assets	—	490
Deferred contract costs	1,267	1,102
Other assets	41	42
Total assets	$6,876	$7,155
Liabilities:
Accounts payable	$610	$1,668
Accrued expenses and other current liabilities	2,514	2,025
Deferred revenue	5,306	3,625
Operating lease liabilities, current	—	448
Total liabilities	8,430	7,766
Other long-term liabilities	—	374
Total liabilities	$8,430	$8,140

5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$20,487	$—	$—	$20,487
U.S. government securities	4,998	—	—	4,998
Total cash equivalents	25,485	—	—	25,485

Marketable securities
U.S. government securities	$317,649	$—	$—	$317,649
Corporate debt securities	—	112,808	—	112,808
Total marketable securities	317,649	112,808	—	430,457
Total financial assets	$343,134	$112,808	$—	$455,942

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$20,758	$—	$—	$20,758
U.S. government securities	6,996	—	—	6,996
Total cash equivalents	27,754	—	—	27,754

Marketable securities
U.S. government securities	$318,957	$—	$—	$318,957
Corporate debt securities	—	88,941	—	88,941
Total marketable securities	318,957	88,941	—	407,898

Liabilities
Contingent consideration	$—	$—	$223	$223
Total liabilities	—	—	223	223
Total financial assets	$346,711	$88,941	$223	$435,875

Our money market funds and financial instruments that are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of January 31, 2025 and January 31, 2024. Financial instruments classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

The fair value of our contingent consideration is estimated using Level 3 unobservable inputs. The estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain, and involve significant judgments by management. We will reassess the fair value of the contingent consideration quarterly until the contingency is resolved. If applicable, changes in the fair value are recorded in operating income in the consolidated statements of operations. As of January 31, 2025, the Company reduced the contingent consideration liability to zero as it was determined that the likelihood of the sellers satisfying the qualifications is remote.

There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Fiscal Years Ended January 31,
	2025	2024
Beginning fair value	$223	$—
Additions (1) / (adjustments) in the period	(223)	223
Ending fair value	$—	$223

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	January 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$317,313	$745	$(409)	$317,649
Corporate debt securities	112,248	609	(49)	112,808
Total	$429,561	$1,354	$(458)	$430,457

	January 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$319,343	$782	$(1,168)	$318,957
Corporate debt securities	88,717	371	(147)	88,941
Total	$408,060	$1,153	$(1,315)	$407,898
Accrued interest receivables related to our available-for-sale securities of $4.6 million as of January 31, 2025 and $3.4 million as of January 31, 2024 were included within prepaid expenses and other current assets on the consolidated balance sheets.

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

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands):

	January 31, 2025
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$46,442	$(22)
Total	$46,442	$(22)

	January 31, 2024
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$99,613	$(741)
Corporate debt securities	30,183	(124)
Total	$129,796	$(865)

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of January 31, 2025, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of January 31, 2025 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of January 31, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of January 31, 2025 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	January 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$234,628	$235,142
Due in 1 year through 5 years	194,933	195,315
Total	$429,561	$430,457

	January 31, 2024
	Amortized Cost	Estimated Fair Value
Due within 1 year	$173,481	$172,520
Due in 1 year through 5 years	234,579	235,378
Total	$408,060	$407,898

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Interest income	$18,111	$13,546	$7,393
Accretion/amortization of discount/premium, net	2,079	2,077	1,336
Investment income	$20,190	$15,623	$8,729
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	January 31,
	2025	2024
Capitalized internal-use software	$19,144	$13,071
Computer equipment, office equipment, and software	10,659	7,411
Leasehold improvements	20,945	18,789
Furniture and fixtures	8,364	4,223
Total property and equipment	59,112	43,494
Less: accumulated depreciation and amortization	(20,562)	(14,136)
Total property and equipment, net	$38,550	$29,358

The total depreciation expense and amortization expense for property and equipment was $10.0 million, $5.5 million, and $3.4 million, during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. During the fiscal years ended January 31, 2025, 2024, and 2023, the Company removed $2.9 million, $1.0 million, and $1.2 million, respectively, of fixed assets substantially consisting of leasehold improvements and computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation. In the fiscal year ended January 31,

2025, the fixed assets removed had a net book value of $0.7 million. In the fiscal years ended January 31, 2024 and 2023, the fixed assets removed had minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $6.1 million, $5.7 million and $2.0 million during the fiscal years ended January 31, 2025, 2024, and 2023 respectively. Amortization for capitalized internal-use software costs was $3.2 million, $2.1 million and $1.7 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31,
	2025	2024
Prepaid software subscriptions	$17,289	$14,864
Prepaid advertising	2,520	918
Prepaid insurance	1,568	1,881
Investment interest receivable	4,572	3,426
Consumption tax receivable	2,156	1,606
Prepaid employee benefits	920	902
Other	6,248	5,769
Total prepaid expenses and other current assets	$35,273	$29,366
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	January 31,
	2025	2024
Accrued compensation costs	$28,989	$26,912
Accrued software subscriptions	10,680	10,956
Accrued commissions	8,876	7,440
Accrued professional service fees	1,996	1,555
Accrued advertising	1,789	1,662
Accrued tax liability	8,848	9,048
ESPP payable	612	594
Other	2,399	5,097
Total accrued expenses and other current liabilities	$64,189	$63,264
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $5.3 million, $4.8 million, and $4.7 million for the fiscal years ended January 31, 2025, 2024, and 2023 respectively.
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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,465, 96,465, and 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $3.8 million, $3.8 million, and $4.3 million expense within general and administrative in the consolidated statements of operations during the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
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

Stock Options

A summary of stock option activity for the periods presented, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2023	8,171,941	$14.27	6.58	$153,237
Granted	—	n/a
Exercised	(1,951,569)	$3.72
Forfeited	(99,104)	$17.83
Balance as of January 31, 2024	6,121,268	$17.57	6.09	$223,306
Granted	—	n/a
Exercised	(990,063)	$6.98
Forfeited	(50,025)	$10.97
Balance as of January 31, 2025	5,081,180	$19.70	5.22	$133,540
Vested and expected to vest as of January 31, 2025	5,058,693	$19.63	5.22	$133,293
Exercisable - January 31, 2025	4,547,399	$17.90	5.11	$127,685

	Fiscal Year Ended January 31,
	2025	2024	2023
Aggregate intrinsic value of options exercised during each respective period (in millions)	$34.97	$72.85	$71.16
Restricted Stock Units

The following table summarizes unvested RSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2024	6,263,739
Granted	2,793,697	$47.68
Vested	(2,420,772)	$39.91
Forfeited	(592,941)	$37.96
Balance as of January 31, 2025	6,043,723

RSUs granted during the fiscal year ended January 31, 2025 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

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

The Company recognized $2.0 million, $2.2 million, and $1.8 million of stock-based compensation expense related to the ESPP during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025, $0.6 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the fiscal years ended January 31, 2025, 2024, and 2023 the Company issued 234,067, 234,089, and 125,276 shares of Class A common stock under the ESPP, respectively. As of January 31, 2025, there are 4,123,107 shares of Class A common stock available for issuance under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of revenue	$4,022	$3,585	$3,616
Sales and marketing	38,168	31,198	23,871
Research and development	43,004	38,962	28,897
General and administrative	29,067	23,432	15,833
Stock-based compensation, net of amounts capitalized	$114,261	$97,177	$72,217
Capitalized stock-based compensation expense	2,259	2,152	1,121
Total stock-based compensation expense	$116,520	$99,329	$73,338

As of January 31, 2025, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs
Unrecognized compensation costs (in thousands)	$11,005	$176,899
Weighted-average remaining recognition period (years)	1.05	2.46
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $2.9 million and $1.0 million as of January 31, 2025 and 2024, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of January 31, 2025, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.

14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Fiscal Years Ended January 31,
	2025	2024	2023
Operating lease cost	$18,884	$17,619	$13,638
Variable lease cost	2,646	3,098	2,521
Short-term lease cost	710	439	1,795
Total net lease cost	$22,240	$21,156	$17,954

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
2026	$18,174
2027	17,625
2028	13,837
2029	13,282
2030	12,996
Thereafter	38,474
Total future undiscounted lease payments	114,388
Less imputed interest	(26,948)
Total reported lease liability	$87,440

The Company's lease terms and discount rates are as follows:

	January 31,
	2025	2024
Weighted-average remaining lease term (years)	7.2	8.1
Weighted-average discount rate	7.3%	7.1%

Other information for the Company's leases is as follows (in thousands):

	Fiscal Years Ended January 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$16,873	$13,404	$10,292
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$8,713	$47,834	$—

15. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State and local	12	65	52
Foreign	3,584	2,380	496
Total current	3,596	2,445	548
Deferred:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	(151)	(488)	35
Total deferred	(151)	(488)	35
Provision for income taxes	$3,445	$1,957	$583

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
United States	$(108,413)	$(130,927)	$(138,226)
Foreign	7,811	2,455	(1,937)
Loss before provision for income taxes	$(100,602)	$(128,472)	$(140,163)

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Statutory income tax expense	21.0%	21.0%	21.0%
Foreign tax rate differential	(0.2)%	—%	0.1%
State taxes	—%	(0.1)%	—%
Permanent items	(2.0)%	(0.2)%	(0.3)%
Change in valuation allowance	(25.2)%	(28.9)%	(23.6)%
Stock-based compensation	5.7%	5.1%	1.5%
Non-deductible compensation	(5.3)%	(2.5)%	(1.1)%
Tax credits	8.6%	4.1%	1.5%
Uncertain tax benefits	(6.0)%	—%	0.5%
Effective tax rate	(3.4)%	(1.5)%	(0.4)%

Deferred Income Taxes

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands). The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	January 31,
	2025	2024
Deferred tax assets:
Loss carryforwards	$109,064	$98,834
Compensation and benefits	20,285	20,814
Operating lease liabilities	21,853	22,597
Tax credits	14,402	11,609
Capitalized costs	33,178	15,064
Other	5,682	5,612
Deferred tax assets	204,464	174,530
Less: valuation allowance	(164,228)	(135,865)
Deferred tax asset, net of valuation allowance	40,236	38,665
Deferred tax liabilities:
Deferred contract costs	$(18,627)	$(15,561)
Property, equipment and software	(2,139)	(2,362)
Operating lease right-of-use assets	(19,052)	(20,240)
Intangible assets	(749)	(957)
Deferred tax liabilities	(40,567)	(39,120)
Net deferred tax assets/(liabilities)	$(331)	$(455)

As of January 31, 2025, we had NOL carryforwards for federal and state income tax purposes of approximately $392.3 million and $284.2 million, respectively. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $352.9 million of our NOLs may be carried forward indefinitely for federal tax purposes and $39.4 million, if not utilized, will expire at various times between 2035 and 2037. The majority of state NOLs if not utilized, will expire at various times between 2026 and 2045. We also had foreign NOL carryforwards as of January 31, 2025 of $32.3 million, the majority of which may be carried forward indefinitely. As of January 31, 2024, we had NOL carryforwards for federal, state, and foreign income tax purposes of approximately $355.4 million, $248.4 million, and $30.9 million, respectively.

At January 31, 2025, the Company had tax credit carryforwards of $21.8 million, the majority of which are related to credits for research activities, and if not utilized, will expire between 2037 and 2045. As of January 31, 2024, the Company has tax credit carryforwards of $11.9 million.

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

We determine our valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to our history of losses, we believe that it is not more likely than not that jurisdictions where we have net deferred tax assets can be realized as of January 31, 2025. Accordingly, we have recorded a full valuation allowance against these respective net deferred tax assets. The valuation allowance increased by $28.4 million, and $42.7 million, during the fiscal years ended January 31, 2025, and 2024, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2025 because the Company intends to reinvest such earnings indefinitely outside of the United States. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Balance at February 1	$—	$—	$647
Additions for tax positions of prior years	4,521	—	—
Additions based on tax positions related to current year	2,540	—	—
Reductions for tax positions of prior years	—	—	(647)
Balance at January 31	$7,061	$—	$—

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. As of January 31, 2025, 2024 and 2023, there were no interest and penalties recorded.

As of January 31, 2025, 2024 and 2023, accrued unrecognized tax benefits were $7.1 million, $0.0 million, and $0.0 million, respectively, and if recognized would affect the provision for income taxes, and our effective tax rate.

We are subject to income tax examinations in the United States and various state and foreign jurisdictions. Our most significant operations are in the United States and the earliest open tax year subject to potential examination is the period ended January 31, 2022. However, amounts reported as NOLs from these prior tax periods also remain subject to review by most tax authorities.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss attributable to Braze, Inc.	$(103,743)	$(129,166)	$(138,966)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	102,189	98,099	94,597
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	—	(3)	(28)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	102,189	98,096	94,569
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.02)	$(1.32)	$(1.47)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Options to purchase common stock	5,081	6,121	8,172
Restricted stock units	6,044	6,264	4,626
ESPP shares estimated to be purchased	113	92	121
Total	11,238	12,477	12,919

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $3.5 million during the fiscal year ended January 31, 2025. We have purchased $2.5 million and $1.4 million during the fiscal years ended January 31, 2024 and 2023, respectively.

18. Restructuring

In May 2023, the Company implemented a workforce reduction designed to rebalance talent to better meet customer needs and achieve business priorities. No restructuring costs were recognized during the fiscal year ended January 31, 2025.

During the fiscal years ended January 31, 2024 and 2023, $0.6 million and $0.0 million of restructuring costs were recognized, respectively.
19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s exclusive reseller in Australia and New Zealand. The transaction provides Braze with a direct market presence in Australia and New Zealand, along with local market expertise from the North Star team.

The total purchase price consideration, as adjusted, of $26.8 million consisted of cash payments of $20.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The sellers are eligible to receive cash earn-out payments calculated based on qualified revenue performance metrics for the two individual twelve month periods immediately subsequent to the closing of the acquisition. The earn-out payments are capped at $10.0 million for the first earn-out period and $16.0 million for the second earn-out period. The fair value measurement of the contingent consideration liability has been influenced by developments in the significant inputs for such calculation, notably the new and incremental actual and forecasted deal closings from the Australia-New Zealand region. As a result, during the fiscal year ended January 31, 2025, the Company reduced the contingent consideration liability to zero as it was determined that the likelihood of the sellers satisfying the qualifications is remote.

The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.4 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

An indemnification holdback of $2.8 million that was previously recorded within accrued expenses and other current liabilities on the consolidated balance sheets was extinguished during the fiscal year ended January 31, 2025. The indemnification holdback represents security for potential indemnification claims against the seller. The indemnification holdback was released in full.

Of the initial $0.5 million working capital holdback, $0.3 million has been released during the fiscal year ended January 31, 2025 based on the completion of post-close adjustment procedures.

The results of operations of North Star, which were not material, have been included in the Company’s consolidated statements of operations for the fiscal years ended January 31, 2025 and 2024.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(520)	$2,599	10 years
Restrictive covenant relationships	186	(155)	31	2 years
Trademark	465	(465)	—	1 year
Total amortizable intangible assets	3,770	(1,140)	2,630
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(1,140)	$3,130

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets:
Customer relationships	$3,119	$(208)	$2,911	10 years
Non-solicit/compete agreements	186	(62)	124	2 years
Trademark	465	(310)	155	1 year
Total amortizable intangible assets	3,770	(580)	3,190
Non-amortizable intangible assets:
Technology licenses	$500	$—	$500	n/a
Total	$4,270	$(580)	$3,690

Intangible amortization expense was approximately $0.6 million and $0.6 million for the fiscal years ended January 31, 2025 and 2024, respectively. There were no amortizable intangible assets in the fiscal year ended January 31, 2023, therefore no intangible amortization expense was recorded.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
2026	$343
2027	312
2028	312
2029	312
2030	312
Thereafter	1,039
Total	$2,630

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2024	$28,448
Acquisition related adjustments	—
Balance at January 31, 2025	$28,448

22. Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is the CODM. The Company derives revenues from customers by providing cloud-based customer engagement platform subscriptions. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. As such, we have one operating segment, which is the customer engagement platform segment.

The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Intra-entity activities are eliminated at the consolidated level. The Company’s method for measuring performance on a single operating and reportable segment basis is net loss. Refer to the consolidated statements of operations. In assessing the performance of the business, the CODM regularly reviews consolidated expense information of both historical and forecasted periods to manage operations of the segment (i.e., the consolidated business).

The CODM reviews assets for Braze’s single reportable segment on a consolidated basis. Refer to the consolidated balance sheets.
23. Subsequent Events

In February 2025, in connection with our Pledge 1% commitment, the Company donated 24,116 shares of Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $1.1 million of operating expense.

In February 2025, the Company granted RSUs for a total of 45,961 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $1.9 million.

In March 2025, the Company granted RSUs for a total of 2,359,558 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately three years. The grant date fair value of these awards was $76.7 million.

In March 2025, the Company granted Performance Stock Units (“PSU”) for a target amount of 279,563 shares of Class A common stock to key executive employees pursuant to the 2021 Plan. The PSUs will vest upon achievement of specified performance targets and are subject to continuous service throughout the applicable vesting date. The PSU awards include a one-year performance period within a three-year total vesting period. The achievement levels range from 0% to 200% of the target award value on the date of grant. The grant date fair value of these awards was $9.1 million.

In March 2025, the Company entered into a definitive merger agreement to acquire all outstanding stock of OfferFit, Inc., for an estimated aggregate closing price of $325.0 million in cash and stock, subject to certain customary adjustments. The acquisition is expected to close during the second quarter of fiscal year 2026, subject to customary closing conditions. The Company is currently evaluating the purchase price allocation associated with the transaction.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2025 because of the material weakness in our internal control, discussed below.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of January 31, 2025, due to material weaknesses in the operation of certain key Information Technology General Controls . Consequently, automated and information technology dependent manual business process controls that rely upon information from the information technology systems were also deemed ineffective.

Notwithstanding this material weakness noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and management's conclusions can be found below.

Material Weakness

We identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the areas of user access and program change management over the information technology systems that support our financial reporting processes. Automated and manual controls that rely on system-generated data or reports from the affected information technology environment or process level automated controls in the affected information technology environment were ineffective because they could have been adversely impacted.

Remediation Plan

We have developed a detailed plan for remediation of the material weakness, as well as compliance with Section 404 of the Sarbanes-Oxley Act, including:

•Enhancing controls and procedures over user access and program change management;
•Strengthening our systems and IT compliance functions through targeted hiring, staff training and implementation of new IT policies; and
•Engaging an external advisor to assist with control documentation, gap analysis and remediation monitoring.

While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of our fiscal year ending January 31, 2026.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended January 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

On September 11, 2024, Phillip Fernandez, a member of our board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 18,000 shares of our Class A common stock, subject to the satisfaction of specified price conditions. The plan will terminate on December 15, 2025, subject to early termination for certain specified events set forth in the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2025, or the 2025 Proxy Statement, and is incorporated herein by reference.

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
Item 11.    Executive Compensation

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, the 2025 Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.2	Amended and Restated Bylaws of Braze, Inc.	10-Q	001-41065	3.2	December 10, 2024
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260428	4.1	November 8, 2021
4.2*	Description of Registrant’s Securities.
10.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2018.	S-1	333-260428	10.1	October 22, 2021
10.2+	Amended and Restated 2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260428	10.2	October 22, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-260428	10.3	November 8, 2021
10.3.2*	PSU Award Grant Notice.
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-260428	10.4	November 8, 2021
10.5+	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-260428	10.5	November 8, 2021
10.6+	Confirmatory Offer Letter, by and between Braze, Inc. and William Magnuson, dated November 2, 2021.	S-1/A	333-260428	10.6	November 8, 2021
10.7+	Confirmatory Offer Letter, by and between Braze, Inc. and Isabelle Winkles, dated November 2, 2021.	S-1/A	333-260428	10.7	November 8, 2021
10.8+	Confirmatory Offer Letter, by and between Braze, Inc. and Susan Wiseman, dated November 2, 2021.	S-1/A	333-260428	10.8	November 8, 2021
10.9+	Confirmatory Offer Letter, by and between Braze, Inc. and Jonathan Hyman, dated November 2, 2021.	S-1/A	333-260428	10.9	November 8, 2021

10.10+	Confirmatory Offer Letter, by and between Braze, Inc. and Myles Kleeger, dated November 2, 2021.	S-1/A	333-260428	10.1	November 8, 2021
10.11+	Executive Severance Plan.	10-Q	333-260428	10.1	September 06, 2024
10.12+	Non-Employee Director Compensation Policy.	S-1/A	333-260428	10.12	November 8, 2021
10.15	Sublease by and between Braze, Inc. and Nestle USA, Inc., dated November 17, 2022.	10-K	001-41065	10.15	March 31, 2023
10.16+	Senior Leadership Performance-Based Compensation Plan.	10-K	001-41065	10.16	March 31, 2023
10.17+	Transition, Separation and Release Agreement between Braze, Inc. and Myles Kleeger.	8-K	001-41065	10.1	February 3, 2025
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Compensation Recoupment Policy.	10-K	001-41065	97	April 1, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Magnuson	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
William Magnuson

/s/ Isabelle Winkles	Chief Financial Officer (Principal Financial Officer)	March 31, 2025
Isabelle Winkles

/s/ Pankaj Malik	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2025
Pankaj Malik

/s/ Neeraj Agrawal	Director	March 31, 2025
Neeraj Agrawal

/s/ Phillip M. Fernandez	Director	March 31, 2025
Phillip M. Fernandez

/s/ Tara Levy	Director	March 31, 2025
Tara Levy

/s/ David Obstler	Director	March 31, 2025
David Obstler

/s/ Fernando Machado	Director	March 31, 2025
Fernando Machado

/s/ Yvonne Wassenaar	Director	March 31, 2025
Yvonne Wassenaar