Form 10-Q
period 2025-04-30
Braze, Inc.
filed 2025-06-06
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 29, 2025, there were 92,589,236 shares of the registrant’s Class A and 13,022,634 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2025

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2025 and January 31, 2025	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 30, 2025 and 2024	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended April 30, 2025 and 2024	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three Months Ended April 30, 2025 and 2024	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2025 and 2024	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	PART II

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6.	Exhibits	70

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	April 30, 2025	January 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$231,499	$83,062
Accounts receivable, net of allowance of $3,231 and $2,563 at April 30, 2025 and January 31, 2025, respectively	86,093	95,234
Marketable securities	307,795	430,457
Prepaid expenses and other current assets	33,752	35,273
Total current assets	659,139	644,026
Restricted cash, noncurrent	530	530
Property and equipment, net	38,803	38,550
Operating lease right-of-use assets	76,060	76,147
Deferred contract costs	79,320	76,766
Goodwill	28,448	28,448
Intangible assets, net	3,029	3,130
Other assets	3,805	3,401
TOTAL ASSETS	$889,134	$870,998
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,304	$2,150
Accrued expenses and other current liabilities	58,269	64,189
Deferred revenue	265,015	239,976
Operating lease liabilities, current	19,275	18,162
Total current liabilities	343,863	324,477
Operating lease liabilities, noncurrent	68,036	69,278
Other long-term liabilities	2,776	2,494
TOTAL LIABILITIES	414,675	396,249
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	33	(112)
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of April 30, 2025 and January 31, 2025, respectively; 91,844,313 and 87,934,059 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	9	8
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of April 30, 2025 and January 31, 2025, respectively; 13,022,634 and 16,017,314 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	1	2
Additional paid-in capital	1,095,070	1,062,613
Accumulated other comprehensive income (loss)	1,968	(926)
Accumulated deficit	(622,622)	(586,836)
TOTAL STOCKHOLDERS’ EQUITY	474,426	474,861
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$889,134	$870,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2025	2024

Revenue	$162,059	$135,459
Cost of revenue	50,857	44,548
Gross profit	111,202	90,911

Operating expenses:
Sales and marketing	74,127	69,827
Research and development	36,797	34,373
General and administrative	40,500	26,791
Total operating expenses	151,424	130,991
Loss from operations	(40,222)	(40,080)
Other income, net	5,652	5,171
Loss before provision for income taxes	(34,570)	(34,909)
Provision for income taxes	1,071	798
Net loss	(35,641)	(35,707)
Net income (loss) attributable to redeemable non-controlling interest	145	(66)
Net loss attributable to Braze, Inc.	$(35,786)	$(35,641)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.34)	$(0.35)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	104,572	100,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2025	2024
Net loss	$(35,641)	$(35,707)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	883	(137)
Unrealized gains (losses) on marketable securities	1,048	(2,078)
Unrealized gains (losses) on derivatives	963	—
Other comprehensive income (loss), net	2,894	(2,215)
Comprehensive loss, net	(32,747)	(37,922)

Less: comprehensive income (loss), net, attributable to redeemable non-controlling interest	145	(66)
Comprehensive loss attributable to Braze, Inc.	$(32,892)	$(37,856)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861
Issuance of common stock for options exercised	—	251	—	605	—	—	605
Vesting of restricted stock units	—	641	—	—	—	—	—
Stock-based compensation	—	—	—	30,743	—	—	30,743
Other comprehensive loss	—	—	—	—	—	2,894	2,894
Net income attributable to redeemable non-controlling interests	145	—	—	—	—	—	—
Charitable donation of stock	—	24	—	1,109	—	—	1,109
Net loss attributable to Braze, Inc.	—	—	—	—	(35,786)	—	(35,786)
Balance at April 30, 2025	$33	104,867	$10	$1,095,070	$(622,622)	$1,968	$474,426

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	233	—	1,035	—	—	1,035
Vesting of restricted stock units	—	577	—	—	—	—	—
Stock-based compensation	—	—	—	28,695	—	—	28,695
Other comprehensive loss	—	—	—	—	—	(2,215)	(2,215)
Net loss attributable to redeemable non-controlling interests	(66)	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(35,641)	—	(35,641)
Balance at April 30, 2024	$126	101,020	$10	$958,224	$(518,734)	$(3,393)	$436,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(35,641)	$(35,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	30,643	28,620
Amortization of deferred contract costs	9,421	8,313
Depreciation and amortization	2,606	2,126
Provision for credit losses	232	668
Value of common stock donated to charity	1,109	—
(Accretion) amortization of (discount) premium on marketable securities	(399)	(487)
Non-cash foreign exchange (gain) loss	227	(295)
Fair value adjustments to contingent consideration	—	(137)
Other	9	280
Changes in operating assets and liabilities:
Accounts receivable	9,108	9,876
Prepaid expenses and other current assets	3,147	(984)
Deferred contract costs	(11,870)	(10,730)
ROU assets and liabilities	(410)	1,522
Other assets	(403)	277
Accounts payable	(978)	(1,800)
Accrued expenses and other current liabilities	(7,203)	(7,351)
Deferred revenue	24,547	25,285
Other long-term liabilities	(1)	(81)
Net cash provided by operating activities	24,144	19,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(217)	(6,915)
Capitalized internal-use software costs	(1,055)	(1,039)
Purchases of marketable securities	(52,364)	(59,650)
Maturities of marketable securities	63,215	57,000
Return of principal on marketable securities	113,258	—
Net cash provided by/(used in) investing activities	122,837	(10,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	605	1,035
Payments of deferred purchase consideration	—	(2,916)
Net cash provided by/(used in) financing activities	605	(1,881)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	851	(337)
Net change in cash, cash equivalents, and restricted cash	148,437	6,573
Cash, cash equivalents, and restricted cash, beginning of period	83,592	72,131
Cash, cash equivalents, and restricted cash, end of period	$232,029	$78,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Three Months Ended April 30,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$2,466	$1,576

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$573	$597
Unrealized net gain (loss) on marketable investment securities	$1,048	$(2,078)
Net change to property and equipment (included in accounts payable / accrued liabilities)	$535	$3,727
Asset retirement obligation	$9	$7
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of April 30, 2025, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2025 (the “Annual Report”). There have been no material changes to our significant accounting policies with the exception of the below:

Derivative Financial Instruments

When deemed appropriate, we will use derivative instruments to manage exposure to fluctuation in market risks primarily associated with cash flows denominated in foreign currencies. We do not use derivative instruments for trading or speculative purposes.

For our forward exchange contracts that have been designated and qualify as cash flow hedges, the derivative instruments are carried at fair value in our consolidated balance sheets, primarily in the following line items, as applicable: Prepaid expenses and other current assets, Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities. The gains and losses that result from changes in fair value of the derivative instruments for hedges that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified to earnings in the same period the underlying hedged item affects earnings. The reclassification from Accumulated other comprehensive income is to the same line item on the consolidated statements of operations in which the hedged items are recorded to, typically expected to be within operating expenses. If applicable, the changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.

For derivative instruments that will be accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess, both at inception and quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures.

We determine the fair value of our derivatives based on quoted market prices or pricing models using current interest rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates. We do not view the fair values of our derivatives in isolation but rather in relation to the cash flows of the underlying hedged transactions. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three months ended April 30, 2025 and 2024, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of April 30, 2025, no customers accounted for 10% or more of total accounts receivable balance. As of January 31, 2025, one customer accounted for approximately 12% of accounts receivable; no other customer accounted for more than 10% of total accounts receivable balance.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which made targeted improvements to the hedge accounting model with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The Company adopted ASU 2017-12 as of the three months ended April 30, 2025. The adoption of ASU 2017-12 coincided with the first period of derivative related activities within the Company’s consolidated financial statements.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended April 30,
	2025	2024
Subscription	$154,903	$130,148
Professional services and other	7,156	5,311
Total	$162,059	$135,459

The following table presents total revenue by geography (in thousands):

	Three Months Ended April 30,
	2025	2024
United States	$87,901	$75,639
International	74,158	59,820
Total	$162,059	$135,459

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $2.4 million and $1.6 million as of April 30, 2025 and January 31, 2025, respectively.

Contract Balances

Contract Assets

Contract assets as of April 30, 2025 and January 31, 2025 were $0.3 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three months ended April 30, 2025, from amounts included in deferred revenue at January 31, 2025, was $116.6 million. Revenue recognized during the three months ended April 30, 2024 from amounts included in deferred revenue at January 31, 2024, was $98.4 million.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2025	$2,563
Reserve:
Credit losses	232
Deferred revenue	1,156
Write-offs	(850)
Recoveries	130
Balance at April 30, 2025	$3,231

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
April 30, 2024	$657.3	$419.8	$237.5
July 31, 2024	689.6	438.3	251.3
October 31, 2024	716.8	458.2	258.6
January 31, 2025	793.1	505.2	287.9
April 30, 2025	829.3	522.2	307.1
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of April 30, 2025, the liability balance was $1.4 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2025	$(112)
Net income attributable to redeemable non-controlling interest	145
Balance as of April 30, 2025	$33
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$166,245	$—	$—	$166,245
U.S. government securities	—	—	—	—
Total cash equivalents	166,245	—	—	166,245

Marketable securities
U.S. government securities	$235,532	$—	$—	$235,532
Corporate debt securities	—	72,263	—	72,263
Total marketable securities	235,532	72,263	—	307,795

Derivative Instruments
Cash flow hedges	$—	$963	$—	$963
Total financial assets	$401,777	$73,226	$—	$475,003

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,487	$—	$—	$20,487
U.S. government securities	4,998	—	—	4,998
Total cash equivalents	25,485	—	—	25,485

Marketable securities
U.S. government securities	$317,649	$—	$—	$317,649
Corporate debt securities	—	112,808	—	112,808
Total marketable securities	317,649	112,808	—	430,457
Total financial assets	$343,134	$112,808	$—	$455,942

Our money market funds and financial instruments are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of April 30, 2025 and January 31, 2025. Financial instruments, including derivative instruments, are classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Three Months Ended April 30,
	2025	2024
Beginning fair value	$—	$223
Additions (1) / (adjustments) in the period	—	(137)
Ending fair value	$—	$86

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	April 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$234,078	$1,457	$(3)	$235,532
Corporate debt securities	71,773	495	(5)	72,263
Total	$305,851	$1,952	$(8)	$307,795

	January 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$317,313	$745	$(409)	$317,649
Corporate debt securities	112,248	609	(49)	112,808
Total	$429,561	$1,354	$(458)	$430,457

Accrued interest receivables related to our available-for-sale securities of $3.2 million as of April 30, 2025, and $4.6 million as of January 31, 2025, were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months as of April 30, 2025.

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

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of April 30, 2025, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of April 30, 2025 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of April 30, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of April 30, 2025 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	April 30, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$153,979	$154,462
Due in 1 year through 5 years	151,872	153,333
Total	$305,851	$307,795

	January 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$234,628	$235,142
Due in 1 year through 5 years	194,933	195,315
Total	$429,561	$430,457
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Interest income	$4,781	$4,160
Accretion/amortization of discount/premium, net	399	487
Investment income	$5,180	$4,647
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	April 30, 2025	January 31, 2025
Capitalized internal-use software	$20,772	$19,144
Computer equipment, office equipment, and software	10,961	10,659
Leasehold improvements	21,681	20,945
Furniture and fixtures	8,645	8,364
Total property and equipment	62,059	59,112
Less: accumulated depreciation and amortization	(23,256)	(20,562)
Total property and equipment, net	$38,803	$38,550

During the three months ended April 30, 2025, the total depreciation expense and amortization expense for property and equipment was $2.7 million and $2.2 million during the three months ended April 30, 2025 and 2024, respectively. During the three months ended April 30, 2025 and 2024, the Company wrote off $0.2 million and $2.1 million of fixed assets consisting of computer equipment, office equipment, and software, that was largely depreciated from property and equipment, gross and accumulated depreciation. In the three months ended April 30, 2025, the fixed assets removed had minimal net impact on the Company’s consolidated financial results. In the three months ended April 30, 2024, the fixed assets removed had a net book value of $0.3 million.

We capitalized internal-use software of $1.6 million and $1.6 million during the three months ended April 30, 2025 and 2024, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue, on the consolidated statements of operations, was $0.9 million and $0.7 million for the three months ended April 30, 2025 and 2024, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2025	January 31, 2025
Prepaid software subscriptions	$15,151	$17,289
Prepaid advertising	4,380	2,520
Prepaid insurance	1,575	1,568
Investment interest receivable	3,215	4,572
Consumption tax receivable	1,741	2,156
Prepaid employee benefits	664	920
Derivative instruments	963	—
Other	6,063	6,248
Total prepaid expenses and other current assets	$33,752	$35,273
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	April 30, 2025	January 31, 2025
Accrued compensation costs	$18,609	$28,989
Accrued software subscriptions	9,822	10,680
Accrued commissions	6,383	8,876
Accrued professional service fees	6,360	1,996
Accrued advertising	1,878	1,789
Accrued tax liability	8,601	8,848
ESPP payable	4,191	612
Other	2,425	2,399
Total accrued expenses and other current liabilities	$58,269	$64,189
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $2.3 million and $2.6 million for the three months ended April 30, 2025 and 2024, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 24,116 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $1.1 million of expense within general and administrative in the consolidated statements of operations during the three months ended April 30, 2025. No charitable contributions were made during the three months ended April 30, 2024.
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

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase. On February 1, 2025, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 5,197,568 shares.
Restricted Stock Units and Performance Stock Units

The following table summarizes unvested restricted stock unit and performance stock unit award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2025	6,043,723
Granted	2,756,107	$32.65
Vested	(641,424)	$39.87
Forfeited	(180,334)	$37.98
Balance as of April 30, 2025	7,978,072

RSUs granted during the three months ended April 30, 2025 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one-year cliff vesting period with quarterly vesting thereafter.

Performance stock units (“PSUs”) granted to key executive employees will vest upon achievement of specified performance targets and are subject to continuous service throughout the applicable vesting date. The PSU awards include a one-year performance period within a three-year total requisite service vesting period. The achievement levels range from 0% to 200% of the target award value on the date of grant.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended, April 30,
	2025	2024
Cost of revenue	$1,077	$964
Sales and marketing	10,011	9,445
Research and development	11,336	10,832
General and administrative	7,975	7,037
Stock-based compensation, net of amounts capitalized	$30,399	$28,278
Capitalized stock-based compensation expense	573	597
Total stock-based compensation expense	$30,972	$28,875

As of April 30, 2025, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	RSUs / PSUs
Unrecognized compensation costs (in thousands)	$8,217	$223,080
Weighted-average remaining recognition period (years)	0.91	2.57

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2025, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 1,039,513 shares.

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

The Company recognized $0.9 million and $0.8 million of stock-based compensation expense related to the ESPP in the three months ended April 30, 2025 and 2024, respectively.

As of April 30, 2025, $4.2 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

There were no issuances of Class A common stock under the ESPP in the three months ended April 30, 2025. As of April 30, 2025, there are 5,162,619 shares of Class A common stock that remain available for issuance under the ESPP.

13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $3.3 million and $2.9 million as of April 30, 2025 and January 31, 2025, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of April 30, 2025, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Operating lease cost	$4,521	$5,541
Variable lease cost	867	810
Short-term lease cost	297	102
Total net lease cost	$5,685	$6,453

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
Remainder of 2026	$14,201
2027	18,570
2028	14,191
2029	13,678
2030	13,386
Thereafter	39,130
Total future undiscounted lease payments	$113,156
Less: imputed interest	(25,845)
Total reported lease liability	$87,311

The Company's lease terms and discount rates are as follows:

	April 30,
	2025	2024
Weighted-average remaining lease term (years)	7.0	8.1
Weighted-average discount rate	7.4%	7.2%

Other information for the Company's leases is as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$4,992	$3,707
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$828	$—
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $1.1 million and $0.8 million for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate for the three months ended April 30, 2025 and 2024 was (3.1)% and (2.3)%, respectively.

The provision for income taxes recorded for the three months ended April 30, 2025 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss attributable to Braze, Inc.	$(35,786)	$(35,641)
Denominator:
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	104,572	100,788
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.34)	$(0.35)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended April 30,
	2025	2024
Options to purchase common stock	4,831	5,885
Restricted stock units	7,978	7,354
ESPP shares estimated to be purchased	142	124
Total	12,951	13,363

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $1.2 million and $1.4 million during the three months ended April 30, 2025 and 2024, respectively.

18. Derivative Financial Instruments

The Company will use derivative instruments, specifically foreign currency forward contracts, to hedge certain portions of forecasted cash flows denominated in foreign currencies. The foreign currency forward contracts have maturities of 12 months or less. The fair value of the derivatives are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income and are reclassified into the consolidated statements of operations in the same period when the hedged transaction is recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of April 30, 2025, the Company had designated cash flow hedge forward contracts with sell notional amounts equivalent to $20.8 million.

The Company will discontinue the cash flow hedges in the event it becomes probable that the underlying forecasted hedged transaction will not occur. The Company did not discontinue any cash flow hedges in the three months ended April 30, 2025. The Company does not anticipate any such discontinuance in the normal course of business.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands):

	Three Months Ended April 30,
	2025	2024
Prepaid expenses and other current assets
Cash flow hedges (1)	$963	$—
Total	$963	$—

(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

The following table presents the impact that changes in fair values of derivatives designated as cash flow hedges had on other comprehensive income, accumulated other comprehensive income, and earnings (in thousands):

Unrealized Gain (Loss) on Derivative Instruments
Balance at January 31, 2025 (1)	$—
Other comprehensive income before reclassifications (2)	963
Amounts reclassified from accumulated other comprehensive income to operating expenses	—
Balance at April 30, 2025	$963
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.
(2) The Company did not have any derivative instruments mature as of April 30, 2025. Accordingly, there was no impact to the consolidated statements of operations.

19. Business Combination

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s then exclusive reseller in Australia and New Zealand. The total purchase price consideration, as adjusted, of $26.8 million consisted of cash payments of $20.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.4 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes. The Company reduced the contingent consideration liability to zero as it was determined that the likelihood of the sellers satisfying the qualifications is remote. The results of operations of North Star, which are not material, have been included in our consolidated financial statements from the date of purchase.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(598)	$2,521	10 years
Restrictive covenant relationships	186	(178)	8	2 years
Total amortizable intangible assets	3,770	(1,241)	2,529
Non-amortizable intangible assets
Technology licenses	500	—	500	n/a
Total intangible assets, net	$4,270	$(1,241)	$3,029

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(520)	$2,599	10 years
Restrictive covenant relationships	186	(155)	31	2 years
Trademark	465	(465)	—	1 year
Total amortizable intangible assets	3,770	(1,140)	2,630
Non-amortizable intangible assets
Technology licenses	500	—	500	n/a
Total intangible assets, net	$4,270	$(1,140)	$3,130

Intangible amortization expense was approximately $0.1 million and $0.2 million for the three months ended April 30, 2025 and 2024, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2026	$242
2027	312
2028	312
2029	312
2030	312
Thereafter	1,039
Total	$2,529

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2025	$28,448
Acquisition related adjustments	—
Balance at April 30, 2025	$28,448

22. Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is the CODM. The Company derives revenues from customers by providing cloud-based customer engagement platform subscriptions. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. As such, we have one operating segment, which is the customer engagement platform segment.

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

23. Subsequent Events

In May 2025, in connection with our Pledge 1% commitment, the Company donated 24,116 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $0.8 million of operating expense.

In May 2025, the Company granted RSUs for a total of 184,677 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $6.7 million.

In June 2025, the Company granted RSUs for a total of 571,894 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $20.2 million.

In June 2025, the Company closed the acquisition of OfferFit, Inc. (“OfferFit”), for aggregate closing consideration of up to $325.0 million in cash and stock, resulting in the issuance of approximately 3.9 million shares of the Company’s Class A common stock, and subject to ordinary course working capital adjustments. The acquisition aims to deepen the integration of OfferFit’s multi-agent decisioning engine into Braze’s Customer Engagement Platform.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2025 that are included in our Annual Report on Form 10-K, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2025. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
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

We have grown significantly in recent periods. We generated revenue of $162.1 million in the three months ended April 30, 2025, representing year-over-year growth of 19.6% from the three months ended April 30, 2024. We had net losses of $35.6 million and $35.7 million in the three months ended April 30, 2025 and 2024, respectively. We had net cash provided by operating activities of $24.1 million in the three months ended April 30, 2025 and net cash provided by operating activities of $19.4 million in the three months ended April 30, 2024. Our Non-GAAP free cash flow was $22.9 million and $11.4 million in the three months ended April 30, 2025 and 2024, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of April 30, 2025, we had 2,342 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of April 30, 2025, we had approximately 7.2 billion monthly active users, in line with the approximately 7.2 billion monthly active users as of January 31, 2025.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended April 30, 2025 and April 30, 2024 was 109% and 117%, respectively, for all our customers, and 112% and 119%, respectively, for our customers with ARR of $500,000 or more. In addition, 262 and 212 of our customers had ARR of $500,000 or more as of April 30, 2025 and April 30, 2024, respectively.

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

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the three months ended April 30, 2025 and 2024, approximately 46% and 44% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Revenue	$162,059	$135,459
Cost of revenue (1)	50,857	44,548
Gross profit	111,202	90,911
Operating expenses:
Sales and marketing (1)	74,127	69,827
Research and development (1)	36,797	34,373
General and administrative (1)	40,500	26,791
Total operating expenses	151,424	130,991
Loss from operations	(40,222)	(40,080)
Other income, net	5,652	5,171
Loss before provision for income taxes	(34,570)	(34,909)
Provision for income taxes	1,071	798
Net loss	$(35,641)	$(35,707)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Cost of revenue	$1,077	$964
Sales and marketing	10,011	9,445
Research and development	11,336	10,832
General and administrative	7,975	7,037
Total stock-based compensation expense	$30,399	$28,278

The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	31%	33%
Gross profit	69%	67%
Operating expenses:
Sales and marketing	46%	52%
Research and development	23%	25%
General and administrative	24%	20%
Total operating expenses	93%	97%
Loss from operations	(24)%	(30)%
Other income, net	3%	4%
Loss before provision for income taxes	(21)%	(26)%
Provision for income taxes	1%	—%
Net loss	(22)%	(26)%

Comparison of the Three Months Ended April 30, 2025 and April 30, 2024
Revenue

	Three Months Ended April 30,
	2025	2024	Change	% Change
	($ in thousands)
Revenue	$162,059	$135,459	$26,600	19.6%
The increase in revenue of $26.6 million, or 19.6%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, was primarily driven by a $24.8 million, or 19.0%, increase in subscription revenue. Approximately 39.2% of the increase in subscription revenue was attributable to the growth from existing customers, an increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 60.8% was attributable to new customers. Total customers grew to 2,342 as of April 30, 2025, from 2,102 as of April 30, 2024. Professional services revenue increased $1.8 million or 35% due to an increase in deliverability services, technical account management, and support engagement services, as well as onboarding revenue. Additionally, in the three months ended April 30, 2025, our international revenue increased by $14.3 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2025	2024	Change	% Change
	($ in thousands)
Cost of revenue	$50,857	$44,548	$6,309	14.2%
Gross profit	$111,202	$90,911	$20,291	22.3%
Gross margin	68.6%	67.1%
The increase in cost of revenue of $6.3 million, or 14.2%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, was primarily driven by an increase of $1.0 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $4.0 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had an increase in personnel costs and overhead costs of $1.3 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $20.3 million, or 22.3%, in the three months ended April 30, 2025, compared to the three months ended April 30, 2024, and our gross margin increased 1.5% to 68.6% in the three months ended April 30, 2025 from 67.1% in the three months ended April 30, 2024. The increases were due primarily to efficiency gains on our tech stack. Additionally, the gross margin in the three months ended April 30, 2024 was impacted by a one-time charge to revenue related to our April 2024 service disruption.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,
	2025	2024	Change	% Change
	($ in thousands)
Sales and marketing	$74,127	$69,827	$4,300	6.2%
The increase in sales and marketing expense of $4.3 million, or 6.2%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, was primarily driven by an increase in sales and marketing personnel costs and overhead costs of $3.8 million, which included $0.6 million of stock-based compensation costs.
Research and Development Expense

	Three Months Ended April 30,
	2025	2024	Change	% Change
	($ in thousands)
Research and development	$36,797	$34,373	$2,424	7.1%

The increase in research and development expense of $2.4 million, or 7.1%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, was primarily driven by an increase of research and development personnel and overhead costs of $1.8 million, which included $0.5 million of stock-based compensation costs. The increase in personnel costs was primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Three Months Ended April 30,
	2025	2024	Change	% Change
	($ in thousands)
General and administrative	$40,500	$26,791	$13,709	51.2%

The increase in general and administrative expenses of $13.7 million, or 51.2%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, was primarily driven by an increase of $10.0 million in professional services and legal costs associated with acquisition-related expenses. In addition, the increase was partially related to an increase in general and administrative personnel and overhead costs of $2.4 million, which included $0.9 million of stock-based compensation costs. The increases in personnel and overhead costs were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements.

Other Income, Net

	Three Months Ended April 30,
	2025	2024	Change	% Change
	($ in thousands)
Other income, net	$5,652	$5,171	$481	9.3%
The increase in other income, net of $0.5 million, or 9.3%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, was attributable to a $0.5 million increase in investment income from marketable securities. The investment income increase was driven primarily by the graded maturation of the portfolio positions at higher interest rates and the reinvestment of proceeds in a high interest rate environment.

Liquidity and Capital Resources
Sources of Funds
As of April 30, 2025, our principal source of liquidity was cash, cash equivalents, and marketable securities of $539.8 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government and corporate securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $622.6 million as of April 30, 2025. We had cash flows provided by operating activities for the three months ended April 30, 2025 of $24.1 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of April 30, 2025, we had total deferred revenue of $265.4 million, of which $265.0 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$24,144	$19,395
Net cash provided by/(used in) investing activities	$122,837	$(10,604)
Net cash provided by/(used in) financing activities	$605	$(1,881)
Operating Activities
For the three months ended April 30, 2025, net cash provided by operating activities was $24.1 million, primarily due to a net loss of $35.6 million adjusted for non-cash charges of $43.8 million and net changes in our operating assets and liabilities of $15.9 million. The non-cash adjustments primarily relate to stock-based compensation of $30.6 million and amortization of deferred contract costs of $9.4 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $9.1 million and increase in deferred revenue of $24.5 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $11.9 million as a result of commissions on new bookings and renewals.

For the three months ended April 30, 2024, net cash provided by operating activities was $19.4 million, primarily due to a net loss of $35.7 million adjusted for non-cash charges of $39.1 million and net changes in our operating assets and liabilities of $16.0 million. The non-cash adjustments primarily relate to stock-based compensation of $28.6 million and amortization of deferred contract costs of $8.3 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $9.9 million and increase in deferred revenue of $25.3 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $10.7 million as a result of commissions on new bookings and renewals.
Investing Activities
Net cash provided by investing activities was $122.8 million for the three months ended April 30, 2025, primarily consisting of the return of principal on marketable securities of $113.3 million and maturities of marketable securities of $63.2 million, partially offset by purchases of marketable securities of $52.4 million.

Net cash used in investing activities was $10.6 million for the three months ended April 30, 2024, primarily consisting of purchases of marketable securities of $59.7 million and purchases of property and equipment of $6.9 million, partially offset by maturities of marketable securities of $57.0 million.

Financing Activities
Net cash provided by financing activities was $0.6 million for the three months ended April 30, 2025, consisting of proceeds from the exercise of common stock options of $0.6 million.

Net cash used in financing activities was $1.9 million for the three months ended April 30, 2024, primarily consisting of payments of deferred purchase consideration of $2.9 million, partially offset by proceeds from the exercise of common stock options of $1.0 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$24,144	$19,395
Less:
Purchases of property and equipment	(217)	(6,915)
Capitalized internal-use software costs	(1,055)	(1,039)
Non-GAAP free cash flow	$22,872	$11,441
Net cash provided by/(used in) investing activities	$122,837	$(10,604)
Net cash provided by/(used in) financing activities	$605	$(1,881)
Our free cash flow increased for the three months ended April 30, 2025 from the three months ended April 30, 2024, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $196.8 million and $113.9 million, respectively, as of April 30, 2025.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $539.8 million as of April 30, 2025, of which $307.8 million was invested in government securities and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of April 30, 2025, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our realized and unrealized gains (losses) on foreign exchange transactions. To further reduce our net exposure to foreign currency exchange rate fluctuations, we use derivative financial instruments. We primarily enter into forward exchange contracts to hedge certain portions of forecasted cash flows denominated in foreign currencies. Further, we enter into forward exchange contracts to offset the earnings impact related to foreign currency exchange rate fluctuations on certain transactions.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2025.

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

Our revenue was $162.1 million and $135.5 million for the three months ended April 30, 2025 and 2024, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $35.6 million and $35.7 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, we had an accumulated deficit of $622.6 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as legacy marketing clouds like Adobe and Salesforce, and point solutions like Airship, Iterable, Klaviyo, CleverTap, and MoEngage. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is a sustained general economic downturn, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors have in the past responded, and may continue in the future to respond, to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, in recent years, there has been significant merger and acquisition activity among our competitors, including the acquisition of Leanplum by CleverTap. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2025, we completed our acquisition of OfferFit, Inc., a modern agentic AI company, for $325 million, using a combination of cash and shares of our Class A common stock. The cash consideration in this transaction uses a significant portion of the proceeds from our initial public offering. This acquisition, and any other acquisition or investment we may make in the future, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, including those of OfferFit, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. Additionally, we funded approximately 42% of the OfferFit acquisition with the issuance of shares of our Class A common stock, which will have a dilutive impact. Future transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction, including OfferFit, fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

As of April 30, 2025, we owned 27 granted patents related to our platform and its technology and had three patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Risks Related to Public Company Reporting and Public Disclosure Practices

We have identified a material weakness in our internal control over financial reporting associated with certain Information Technology General Controls, or ITGCs. If we are unable to remediate this, or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Accordingly, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with the year-end assessment as part of the Annual Report on form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 31, 2025, we determined that we did not maintain effective internal control over financial reporting due to a material weakness identified in the operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology systems, as more fully described in the section entitled "Controls and Procedures" in Item 4 of Part I of this Quarterly Report on Form 10-Q. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter, we cannot guarantee this will be the case in future periods.

While we are in the process of implementing changes to remediate the material weakness identified, we cannot be certain as to when remediation will be complete or if the remediation efforts will be successful. Further, remediation efforts may place a significant burden on management and add increased pressure to our financial and information technology resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management in a timely manner or in identifying and remediating additional control deficiencies, including material weaknesses, in the future. Any failure to remediate the material weakness identified, or the development of new material weaknesses in our internal control over financial reporting, could severely inhibit our ability to accurately report our financial condition or results of operations. We could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy the material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could harm our results of operations or cause us to fail to meet our future reporting obligations.

We are subject to risks related to our environmental, social, and governance, or ESG, practices and disclosures.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of April 30, 2025, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 58.6% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 64.6% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, we issued shares of Class A commons stock in our acquisition of OfferFit, and have agreed to register the re-sale of these shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

We have registered all of our common stock issuable upon the exercise or settlement of outstanding equity awards, pursuant to the terms of the purchase rights under our employee stock purchase plan or under any other equity incentives we may grant in the future, for public resale under the Securities Act. Such underlying common stock will become eligible for sale in the public market to the extent such shares are issued pursuant to the terms of the applicable equity incentive plan or award agreement, subject to compliance with applicable securities laws.

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
•changes in laws or regulations applicable to the provision of our products and services or changes that may cause us to incur, among other things, additional or unforeseen expenses associated with regulatory compliance;
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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans and purchase rights to our employees under our employee stock purchase plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, services or technologies and issue equity securities to pay for any such acquisition or investment. For instance, we issued shares of Class A common stock as a portion of the consideration in our acquisition of OfferFit. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended April 30, 2025:

•On February 3, 2025, we issued 24,116 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.
Use of Proceeds

Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On April 3, 2025, Isabelle Winkles, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 53,315 shares of our Class A common stock and all the shares received upon the settlement of 62,418 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award. The plan will terminate on January 15, 2026, subject to early termination for certain specified events set forth in the plan.

On April 3, 2025, Jon Hyman, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 390,000 shares of our Class A common stock and all shares received upon the settlement of 49,179 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity awards, in each case, subject to the satisfaction of specified price conditions. The plan will terminate on December 15, 2025, subject to early termination for certain specified events set forth in the plan.

On April 3, 2025, Myles Kleeger, our then President and Chief Commercial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 670,981 shares of our Class A common stock, subject to the satisfaction of specified price conditions, and all the shares received upon the settlement of 53,234 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award. The plan will terminate on December 15, 2025, subject to early termination for certain specified events set forth in the plan.

On April 14, 2025, Astha Malik, our Chief Business Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 23,337 shares of our Class A common stock and all the shares received upon the settlement of 78,382 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award, in each case, subject to the satisfaction of specified price conditions. The plan will terminate on November 30, 2025, subject to early termination for certain specified events set forth in the plan.

On April 14, 2025, Susan Wiseman, our General Counsel, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 113,284 shares of our Class A common stock, subject to the satisfaction of specified price conditions, and all the shares received upon the settlement of 45,479 outstanding performance and restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award. The plan will terminate on March 31, 2026, subject to early termination for certain specified events set forth in the plan.
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
William Magnuson
President and Chief Executive Officer
(Principal Executive Officer)
Date: June 5, 2025

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: June 5, 2025