Form 10-Q
period 2025-07-31
Braze, Inc.
filed 2025-09-05
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 28, 2025, there were 99,079,819 shares of the registrant’s Class A and 12,187,414 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2025

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at July 31, 2025 (Unaudited) and January 31, 2025	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended July 31, 2025 and 2024	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended July 31, 2025 and 2024	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three and Six Months Ended July 31, 2025 and 2024	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2025 and 2024	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

	PART II

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 5.	Other Information	74

Item 6.	Exhibits	74

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	July 31, 2025	January 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,979	$83,062
Restricted cash, current	1,291	—
Accounts receivable, net of allowance of $1,850 and $2,563 at July 31, 2025 and January 31, 2025, respectively	88,224	95,234
Marketable securities	282,626	430,457
Prepaid expenses and other current assets	31,385	35,273
Total current assets	484,505	644,026
Restricted cash, noncurrent	3,430	530
Property and equipment, net	40,089	38,550
Operating lease right-of-use assets	73,119	76,147
Deferred contract costs	82,168	76,766
Goodwill	267,778	28,448
Intangible assets, net	67,643	3,130
Other assets	3,805	3,401
TOTAL ASSETS	$1,022,537	$870,998
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,114	$2,150
Accrued expenses and other current liabilities	70,424	64,189
Deferred revenue	262,113	239,976
Operating lease liabilities, current	20,010	18,162
Total current liabilities	353,661	324,477
Operating lease liabilities, noncurrent	64,413	69,278
Other long-term liabilities	5,413	2,494
TOTAL LIABILITIES	423,487	396,249
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	169	(112)
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of July 31, 2025 and January 31, 2025, respectively; 98,350,038 and 87,934,059 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	10	8
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of July 31, 2025 and January 31, 2025, respectively; 12,070,535 and 16,017,314 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	1	2
Additional paid-in capital	1,249,495	1,062,613
Accumulated other comprehensive loss	(104)	(926)
Accumulated deficit	(650,521)	(586,836)
TOTAL STOCKHOLDERS’ EQUITY	598,881	474,861
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$1,022,537	$870,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	$180,111	$145,499	$342,170	$280,958
Cost of revenue	58,221	43,420	109,078	87,968
Gross profit	121,890	102,079	233,092	192,990

Operating expenses:
Sales and marketing	82,599	68,569	156,726	138,396
Research and development	41,250	33,141	78,047	67,514
General and administrative	36,794	28,319	77,294	55,110
Total operating expenses	160,643	130,029	312,067	261,020
Loss from operations	(38,753)	(27,950)	(78,975)	(68,030)
Other income, net	3,983	5,503	9,635	10,674
Loss before provision for income taxes	(34,770)	(22,447)	(69,340)	(57,356)
(Benefit from) provision for income taxes	(7,007)	702	(5,936)	1,500
Net loss	(27,763)	(23,149)	(63,404)	(58,856)
Net income (loss) attributable to redeemable non-controlling interest	136	(150)	281	(216)
Net loss attributable to Braze, Inc.	$(27,899)	$(22,999)	$(63,685)	$(58,640)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.26)	$(0.23)	$(0.60)	$(0.58)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	106,807	101,449	105,858	101,239
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(27,763)	$(23,149)	$(63,404)	$(58,856)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	241	202	1,124	65
Unrealized gains (losses) on marketable securities	(1,355)	2,938	(307)	860
Unrealized gains (losses) on derivatives	(958)	—	5	—
Other comprehensive income (loss), net	(2,072)	3,140	822	925
Comprehensive loss, net	(29,835)	(20,009)	(62,582)	(57,931)

Less: comprehensive income (loss), net, attributable to redeemable non-controlling interest	136	(150)	281	(216)
Comprehensive loss attributable to Braze, Inc.	$(29,971)	$(19,859)	$(62,863)	$(57,715)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2025	$33	104,867	$10	$1,095,070	$(622,622)	$1,968	$474,426
Issuance of common stock for options exercised	—	689	—	2,596	—	—	2,596
Issuance of common stock under employee stock purchase plan	—	196	—	4,882	—	—	4,882
Vesting of restricted stock units	—	737	—	—	—	—	—
Stock-based compensation	—	—	—	37,502	—	—	37,502
Other comprehensive loss	—	—	—	—	—	(2,072)	(2,072)
Net income attributable to redeemable non-controlling interests	136	—	—	—	—	—	—
Charitable donation of stock	—	24	—	751	—	—	751
Net loss attributable to Braze Inc.	—	—	—	—	(27,899)	—	(27,899)
Issuance of common stock from acquisition	—	2,019	1	73,401	—	—	73,402
Replacement share-based awards issued in connection with acquisition	—	—	—	35,293	—	—	35,293
Balance at July 31, 2025	$169	108,532	$11	$1,249,495	$(650,521)	$(104)	$598,881

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2024	$126	101,020	$10	$958,224	$(518,734)	$(3,393)	$436,107
Issuance of common stock for options exercised	—	168	—	1,170	—	—	1,170
Issuance of common stock under employee stock purchase plan	—	149	—	4,752	—	—	4,752
Vesting of restricted stock units	—	588	—	—	—	—	—
Stock-based compensation	—	—	—	30,176	—	—	30,176
Other comprehensive income	—	—	—	—	—	3,140	3,140
Net loss attributable to redeemable non-controlling interests	(150)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	1,347	—	—	1,347
Net loss attributable to Braze Inc.	—	—	—	—	(22,999)	—	(22,999)
Balance at July 31, 2024	$(24)	101,957	$10	$995,669	$(541,733)	$(253)	$453,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(cont.) (in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861
Issuance of common stock for options exercised	—	940	—	3,201	—	—	3,201
Issuance of common stock under employee stock purchase plan	—	196	—	4,882	—	—	4,882
Vesting of restricted stock units	—	1,378	—	—	—	—	—
Stock-based compensation	—	—	—	68,245	—	—	68,245
Other comprehensive income	—	—	—	—	—	822	822
Net income attributable to redeemable non-controlling interests	281	—	—	—	—	—	—
Charitable donation of stock	—	48	—	1,860	—	—	1,860
Net loss attributable to Braze, Inc.	—	—	—	—	(63,685)	—	(63,685)
Issuance of common stock from acquisition	—	2,019	1	73,401	—	—	73,402
Replacement share-based awards issued in connection with acquisition	—	—	—	35,293	—	—	35,293
Balance at July 31, 2025	$169	108,532	$11	$1,249,495	$(650,521)	$(104)	$598,881

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	401	—	2,205	—	—	2,205
Issuance of common stock under employee stock purchase plan	—	149	—	4,752	—	—	4,752
Vesting of restricted stock units	—	1,165	—	—	—	—	—
Stock-based compensation	—	—	—	58,871	—	—	58,871
Other comprehensive income	—	—	—	—	—	925	925
Net loss attributable to redeemable non-controlling interests	(216)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	1,347	—	—	1,347
Net loss attributable to Braze Inc.	—	—	—	—	(58,640)	—	(58,640)
Balance at July 31, 2024	$(24)	101,957	$10	$995,669	$(541,733)	$(253)	$453,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(63,404)	$(58,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	68,198	58,756
Amortization of deferred contract costs	19,451	16,979
Depreciation and amortization	7,372	4,732
Provision for credit losses	600	369
Value of common stock donated to charity	1,860	1,347
(Accretion) amortization of (discount) premium on marketable securities	(654)	(1,043)
Non-cash foreign exchange (gain) loss	209	(485)
Fair value adjustments to contingent consideration	—	(137)
Other	28	287
Changes in operating assets and liabilities:
Accounts receivable	11,549	20,689
Prepaid expenses and other current assets	5,036	(2,004)
Deferred contract costs	(24,814)	(22,009)
ROU assets and liabilities	(314)	2,307
Other assets	(8,451)	670
Accounts payable	(1,159)	(1,644)
Accrued expenses and other current liabilities	1,218	3,352
Deferred revenue	14,493	7,828
Other long-term liabilities	(122)	(131)
Net cash provided by operating activities	31,096	31,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(181,200)	—
Purchases of property and equipment	(2,826)	(10,224)
Capitalized internal-use software costs	(1,865)	(2,108)
Purchases of marketable securities	(75,115)	(142,099)
Maturities of marketable securities	102,540	127,000
Return of principal on marketable securities	120,753	—
Net cash used in investing activities	(37,713)	(27,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3,201	2,205
Proceeds from stock associated with employee stock purchase plan	4,882	4,752
Payments of deferred purchase consideration	—	(2,916)
Net cash provided by financing activities	8,083	4,041
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	642	(99)
Net change in cash, cash equivalents, and restricted cash	2,108	7,518
Cash, cash equivalents, and restricted cash, beginning of period	83,592	72,131
Cash, cash equivalents, and restricted cash, end of period	$85,700	$79,649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended July 31,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$3,309	$1,956

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$1,051	$1,242
Unrealized net gain on marketable investment securities	$(307)	$860
Net change to property and equipment (included in accounts payable/accrued liabilities)	$496	$1,200
Asset retirement obligation	$19	$8
Common stock issuance, acquisition	$(108,695)	$—
Indemnity escrows, acquisition	$(3,782)	$—
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of July 31, 2025, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments as facts and circumstances dictate. As future events and their effects, including the uncertainty surrounding rapidly changing market and economic conditions from global or domestic macroeconomic and socioeconomic conditions such as, among others, instability in the banking and financial services sector, international and domestic supply chain risks, inflationary pressure, interest rate increases, declines in consumer confidence, international conflicts and domestic and foreign political unrest, that impact us and our customers, cannot be determined with precision, actual results could differ from those estimates and many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility.
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

For our forward exchange contracts that have been designated and qualify as cash flow hedges, the derivative instruments are carried at fair value in our consolidated balance sheets, primarily in the following line items, as applicable: Prepaid expenses and other current assets, Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities. The gains and losses that result from changes in fair value of the derivative instruments for hedges that have been designated and qualify as cash flow hedges are recorded in Accumulated other comprehensive income and are reclassified to earnings in the same period as the underlying hedged item affects earnings. The reclassification from Accumulated other comprehensive income is to the same line item on the consolidated statements of operations to which the hedged items are recorded, typically expected to be within operating expenses. If applicable, the changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.

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

We determine the fair value of our derivatives based on quoted market prices or pricing models using current interest rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates. We do not view the fair values of our derivatives in isolation, but rather in relation to the cash flows of the underlying hedged transactions. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. Restricted cash consists of letters of credit related to our leased properties and funds held in escrow corresponding to acquisition related activities. For cash, cash equivalents, restricted cash, and marketable securities, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the consolidated balance sheets in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. Cash, cash equivalents, restricted cash, and marketable securities balances are maintained at financial institutions that management believes are of high-credit, quality financial institutions, where deposits, at times, exceed the FDIC limits.

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and six months ended July 31, 2025 and July 31, 2024, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of July 31, 2025, no customers accounted for 10% or more of our total accounts receivable balance. As of January 31, 2025, one customer accounted for approximately 12% of accounts receivable; no other customer accounted for more than 10% of total accounts receivable balance.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Subscription	$171,771	$139,960	$326,674	$270,108
Professional services and other	8,340	5,539	15,496	10,850
Total	$180,111	$145,499	$342,170	$280,958

The following table presents total revenue by geography (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$98,713	$80,233	$186,614	$155,872
International	81,398	65,266	155,556	125,086
Total	$180,111	$145,499	$342,170	$280,958

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $1.8 million and $1.6 million as of July 31, 2025 and January 31, 2025, respectively.

Contract Balances

Contract Assets

Contract assets as of July 31, 2025 and January 31, 2025 were $1.0 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and six months ended July 31, 2025 from amounts included in deferred revenue at January 31, 2025, was $71.4 million and $188.1 million, respectively. Revenue recognized during the three and six months ended July 31, 2024 from amounts included in deferred revenue at January 31, 2024, was $59.9 million and $158.3 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2025	$2,563
Reserve:
Credit losses	600
Deferred revenue	995
Write-offs	(2,482)
Recoveries	174
Balance at July 31, 2025	$1,850

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
July 31, 2024	$689.6	$438.3	$251.3
October 31, 2024	716.8	458.2	258.6
January 31, 2025	793.1	505.2	287.9
April 30, 2025	829.3	522.2	307.1
July 31, 2025	862.2	558.2	304.0
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of July 31, 2025, the liability balance was $1.6 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2025	$(112)
Net income attributable to redeemable non-controlling interest	281
Balance as of July 31, 2025	$169
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,242	$—	$—	$20,242
Total cash equivalents	20,242	—	—	20,242

Marketable securities
U.S. government securities	$216,057	$—	$—	$216,057
Corporate debt securities	—	66,569	—	66,569
Total marketable securities	216,057	66,569	—	282,626

Derivative Instruments
Cash flow hedges	$—	$5	$—	$5
Total financial assets	$236,299	$66,574	$—	$302,873

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,487	$—	$—	$20,487
U.S. government securities	4,998	—	—	4,998
Total cash equivalents	25,485	—	—	25,485

Marketable securities
U.S. government securities	$317,649	$—	$—	$317,649
Corporate debt securities	—	112,808	—	112,808
Total marketable securities	317,649	112,808	—	430,457
Total financial assets	$343,134	$112,808	$—	$455,942

Our money market funds and financial instruments are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of July 31, 2025 and January 31, 2025. Financial instruments, including derivative instruments, are classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Beginning fair value	$—	$86	$—	$223
Additions (1) / (adjustments) in the period	—	—	—	(137)
Ending fair value	$—	$86	$—	$86
(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	July 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$215,756	$478	$(177)	$216,057
Corporate debt securities	66,281	316	(28)	66,569
Total	$282,037	$794	$(205)	$282,626

	January 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$317,313	$745	$(409)	$317,649
Corporate debt securities	112,248	609	(49)	112,808
Total	$429,561	$1,354	$(458)	$430,457

Accrued interest receivables related to our available-for-sale securities of $3.0 million as of July 31, 2025 and $4.6 million as of January 31, 2025, were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months as of July 31, 2025.

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

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of July 31, 2025, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of July 31, 2025 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of July 31, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of July 31, 2025 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	July 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$123,273	$123,512
Due in 1 year through 5 years	158,764	159,114
Total	$282,037	$282,626

	January 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$234,628	$235,142
Due in 1 year through 5 years	194,933	195,315
Total	$429,561	$430,457

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest income	$3,748	$4,455	$8,529	$8,615
Accretion/amortization of discount/premium, net	255	556	654	1,043
Investment income	$4,003	$5,011	$9,183	$9,658
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	July 31, 2025	January 31, 2025
Capitalized internal-use software	$22,060	$19,144
Computer equipment, office equipment, and software	13,063	10,659
Leasehold improvements	21,625	20,945
Furniture and fixtures	8,707	8,364
Total property and equipment	65,455	59,112
Less: accumulated depreciation and amortization	(25,366)	(20,562)
Total property and equipment, net	$40,089	$38,550

The total depreciation expense and amortization expense for property and equipment was $2.6 million and $2.4 million during the three months ended July 31, 2025 and 2024, respectively, and $5.3 million and $4.6 million during the six months ended July 31, 2025 and 2024, respectively.

In the three and six months ended July 31, 2025, the Company removed $0.6 million and $0.8 million, respectively, of fixed assets. The remaining movement relates to the impact of foreign currency exchange rate fluctuations.

During the three and six months ended July 31, 2024, the Company removed $0.2 million and $2.3 million, respectively, of fixed assets. In the three months ended July 31, 2024, the fixed assets removed had minimal net impact on the Company’s consolidated financial result. During the six months ended July 31, 2024, the fixed assets removed had a net book value of $0.3 million.

We capitalized internal-use software of $1.3 million and $1.7 million during the three months ended July 31, 2025 and 2024, respectively, and $2.9 million and $3.3 million during the six months ended July 31, 2025 and 2024, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $1.1 million and $0.8 million for the three months ended July 31, 2025 and 2024, respectively, and $2.0 million and $1.5 million during the six months ended July 31, 2025 and 2024, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2025	January 31, 2025
Prepaid software subscriptions	$12,007	$17,289
Prepaid advertising	4,455	2,520
Prepaid insurance	1,520	1,568
Investment interest receivable	3,039	4,572
Consumption tax receivable	2,187	2,156
Prepaid employee benefits	779	920
Derivative instruments	376	—
Prepaid office related expenses	1,810	893
Other	5,212	5,355
Total prepaid expenses and other current assets	$31,385	$35,273
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	July 31, 2025	January 31, 2025
Accrued compensation costs	$27,568	$28,989
Accrued software subscriptions	14,593	10,680
Accrued commissions	6,340	8,876
Accrued professional service fees	5,171	1,996
Accrued advertising	1,779	1,789
Accrued tax liability	8,540	8,848
ESPP payable	1,324	612
Derivative instruments	371	—
Other	4,738	2,399
Total accrued expenses and other current liabilities	$70,424	$64,189
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $3.7 million and $1.1 million for the three months ended July 31, 2025 and 2024, respectively, and $6.0 million and $3.7 million during the six months ended July 31, 2025 and 2024, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 24,116 and 32,155 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $0.8 million and $1.3 million of expense within general and administrative in the consolidated statements of operations during the three months ended July 31, 2025 and 2024, respectively.

We donated 48,232 and 32,155 shares of our Class A common stock that resulted in the recognition of $1.9 million and $1.3 million of expense within general and administrative in the consolidated statements of operations during the six months ended July 31, 2025 and 2024, respectively.
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

Restricted Stock, Restricted Stock Units, and Performance Stock Units

The following table summarizes unvested RSU and performance stock unit (“PSU”) award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2025	6,043,723
Granted	4,023,155	$33.13
Replacement awards issued in connection with acquisition	1,888,172	$36.52
Vested	(1,378,416)	$39.17
Forfeited	(373,683)	$37.66
Balance as of July 31, 2025	10,202,951

RSUs granted during the six months ended July 31, 2025 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

PSUs granted to key executive employees will vest upon achievement of specified performance targets and are subject to continuous service throughout the applicable vesting date. The PSU awards include a one-year performance period within a three-year total requisite service vesting period. The achievement levels range from 0% to 200% of the target award value on the date of grant.

In connection with the OfferFit, Inc. (“OfferFit”) acquisition, the Company issued replacement stock awards in the form of restricted stock. The restricted stock had a total fair value of approximately $67.1 million based on the quoted price of the stock on acquisition date. A portion of the restricted stock was attributed to consideration transferred and was recorded in additional paid-in capital on the consolidated statements of redeemable non-controlling interest and stockholders’ equity in the fiscal quarter ended July 31, 2025. The portion of the restricted stock attributable to post-combination service will be recognized as stock-based compensation expense over the remaining vesting period.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue	$1,348	$1,078	$2,425	$2,042
Sales and marketing	12,138	9,892	22,149	19,337
Research and development	14,091	11,448	25,427	22,280
General and administrative	11,972	7,404	19,947	14,441
Stock-based compensation, net of amounts capitalized	$39,549	$29,822	$69,948	$58,100
Capitalized stock-based compensation expense	478	645	1,051	1,242
Total stock-based compensation expense	$40,027	$30,467	$70,999	$59,342

As of July 31, 2025, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	Restricted Stock, RSUs, PSUs
Unrecognized compensation costs (in thousands)	$5,615	$257,042
Weighted-average remaining recognition period (years)	0.71	2.55

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

The Company recognized $1.3 million and $0.5 million of stock-based compensation expense related to the ESPP in the three months ended July 31, 2025 and 2024, respectively, and $2.2 million and $1.3 million during the six months ended July 31, 2025 and 2024, respectively.

As of July 31, 2025, $1.3 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the three months ended July 31, 2025, the Company issued 196,304 shares of Class A common stock under the ESPP. As of July 31, 2025, 4,966,315 shares of Class A common stock remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $3.8 million and $2.9 million as of July 31, 2025 and January 31, 2025, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of July 31, 2025, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.

14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Operating lease cost	$4,668	$4,295	$9,189	$9,836
Variable lease cost	1,095	60	1,962	870
Short-term lease cost	274	129	571	231
Total net lease cost	$6,037	$4,484	$11,722	$10,937

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
Remainder of 2026	$9,867
2027	18,642
2028	14,153
2029	13,628
2030	13,336
Thereafter	39,035
Total future undiscounted lease payments	$108,661
Less: imputed interest	(24,238)
Total reported lease liability	$84,423

The Company's lease terms and discount rates are as follows:

	July 31,
	2025	2024
Weighted-average remaining lease term (years)	6.8	7.9
Weighted-average discount rate	7.4%	7.3%

Other information for the Company's leases is as follows (in thousands):

	Six Months Ended July 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$9,720	$7,381
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$282	$1,837

15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year-to-date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax (benefit) expense of $(7.0) million and $0.7 million for the three months ended July 31, 2025 and 2024, respectively. The effective tax rate for the three months ended July 31, 2025 and 2024 was 20.2% and (3.1)%, respectively. The effective tax rate for the six months ended July 31, 2025 and 2024 was 8.6% and (2.6)%, respectively. The decrease in the effective tax rate was primarily due to the impact related to the release of the valuation allowance from the acquisition of OfferFit.

The provision for income taxes and a benefit related to the release of the valuation allowance due to the acquisition of OfferFit recorded for the three and six months ended July 31, 2025 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes several tax provisions that may impact the Company's future tax position. These provisions include, but are not limited to, the permanent restoration of immediate expensing of domestic research and experimentation expenditures and modifications to the international tax framework. Certain provisions of the legislation are effective in 2025 while others will become effective in 2026. The impacts of OBBBA on our financial statements for the three months ended July 31, 2025 were not material; however, as our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Braze, Inc.	$(27,899)	$(22,999)	$(63,685)	$(58,640)
Denominator:
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	106,807	101,449	105,858	101,239
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.26)	$(0.23)	$(0.60)	$(0.58)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Replacement shares issued in connection with acquisition	1,888	—	1,888	—
Options to purchase common stock	4,140	5,685	4,140	5,685
Restricted stock units and performance stock units	8,315	6,852	8,315	6,852
ESPP shares estimated to be purchased	83	57	83	57
Total	14,426	12,594	14,426	12,594

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $0.5 million and $1.7 million during the three and six months ended July 31, 2025, of which $0.5 million was included within accrued expenses and other current liabilities on the consolidated balance sheets. During the three and six months ended July 31, 2024, we purchased $0.4 million and $1.8 million, respectively, of services from Datadog.

18. Derivative Financial Instruments

The Company will use derivative instruments, specifically foreign currency forward contracts, to hedge certain portions of forecasted cash flows denominated in foreign currencies. The foreign currency forward contracts have maturities of up to 12 months or less. The fair value of the derivatives are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income and are reclassified into the consolidated statements of operations in the same period when the hedged transaction is recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of July 31, 2025, the Company had designated cash flow hedge forward contracts with sell notional amounts equivalent to $20.5 million.

The Company will discontinue the cash flow hedges in the event it becomes probable that the underlying forecasted hedged transaction will not occur. The Company did not discontinue any cash flow hedges in the three months ended July 31, 2025. The Company does not anticipate any such discontinuance in the normal course of business.

The following table presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets (in thousands):

	July 31, 2025	January 31, 2025
Prepaid expenses and other current assets
Cash flow hedges (1)	$376	$—
Accrued expenses and other current liabilities
Cash flow hedges (1)	(371)	—
Total	$5	$—
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

The following table presents the impact that changes in fair values of derivatives designated as cash flow hedges had on other comprehensive income, accumulated other comprehensive income, and earnings (in thousands):

Unrealized Gain (Loss) on Derivative Instruments
Balance at January 31, 2025 (1)	$—
Other comprehensive income before reclassifications	586
Amounts reclassified from accumulated other comprehensive income to operating expenses	(581)
Balance at July 31, 2025	$5
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

19. Business Combination

Acquisition of OfferFit, Inc.

On June 2, 2025 the Company acquired OfferFit, Inc. The acquisition aims to deepen the integration of OfferFit’s multi-agent decisioning engine into Braze’s Customer Engagement Platform. The total preliminary purchase price consideration of $304.0 million consisted of cash payments of $195.3 million, and $108.7 million in issuances of Braze Class A common stock. The purchase price accounting adjustments primarily included the adjustment to reflect the portion of the fair value of the replacement awards attributable to post-combination service as compensatory. Refer to Note 12 for further details of the replacement awards.

Due to the proximity of the closing date of the acquisition to the balance sheet date, the preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s best estimate of the fair value at the acquisition date. The Company recognized the estimated fair value of $(1.9) million of net tangible assets. The preliminary purchase price was allocated to intangible assets in the amount of $66.6 million and goodwill in the amount of $239.3 million based on the respective estimated fair values.

The intangible assets acquired in the business combination were developed technology, $56.7 million, customer relationships, $9.0 million, and trademarks, $0.9 million.

The developed technology was valued using an excess earnings method and the key assumptions include the estimates of forecasted sales to be generated from the acquired business, expected obsolescence rate, and technology related expenses. The Company began amortizing the acquired technology on the date of acquisition over a period of six years on a straight-line basis. The amortization expense is recorded to cost of revenue in the consolidated statements of operations.

The customer relationships were valued using the with and without method and the key assumptions include the forecasted amount of time and expenses required to recreate the existing customer base. The Company began amortizing the customer relationships on the date of acquisition over a period of six years on a straight-line basis. The amortization expense is recorded to sales and marketing expenses in the consolidated statements of operations.

The trademarks were valued using the relief of royalty method and the key assumptions include the forecasted sales to be generated from the acquired business and a comparable royalty rate. The Company began amortizing the customer relationships on the date of acquisition over a period of two years on a straight-line basis. The amortization expense is recorded to sales and marketing expenses in the consolidated statements of operations.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The goodwill is primarily attributable to expected synergies to the Company’s ongoing Artificial Intelligence initiatives. The resulting goodwill is not deductible for income tax purposes.

Several indemnification escrows, maintained at an escrow agent, of cash and stock in the total amount of $6.0 million, were recorded within accrued expenses and other current liabilities on the consolidated balance sheets. The indemnification accounts represent security for potential indemnification claims against the seller. The indemnification escrows will be released subject to amounts withheld for actual, pending or potential claims.

A working capital escrow amount of cash and stock in the total amount of $1.3 million, maintained at an escrow agent, has been recorded within accrued expenses and other current liabilities on the consolidated balance sheets. The working capital escrow will be released subject to the completion of post-close adjustment procedures.

Acquisition-related costs totaled $1.4 million and $11.4 million for the three and six months ended July 31, 2025, respectively. These costs are expensed as incurred. Acquisition-related costs are presented within general and administrative expense in the Company’s consolidated statements of operations.

The results of operations of OfferFit from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the six months ended July 31, 2025.

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s then exclusive reseller in Australia and New Zealand. The total purchase price consideration, as adjusted, of $26.8 million consisted of cash payments of $20.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.4 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes. The Company reduced the contingent consideration liability to zero as it was determined that the sellers did not satisfy the earn-out qualifications. The results of operations of North Star, which are not material, have been included in our consolidated financial statements from the date of purchase.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	July 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(676)	$2,443	10 years
OfferFit, Inc	9,000	(250)	8,750	6 years
Trademark	900	(75)	825	2 years
Technology	56,700	(1,575)	55,125	6 years
Total amortizable intangible assets	69,719	(2,576)	67,143
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(2,576)	$67,643

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(520)	$2,599	10 years
Restrictive covenant relationships	186	(155)	31	2 years
Trademark	465	(465)	—	1 year
Total amortizable intangible assets	3,770	(1,140)	2,630
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(1,140)	$3,130

Intangible amortization expense was approximately $2.0 million and $0.1 million for the three months ended July 31, 2025 and 2024, respectively, and $2.1 million and $0.3 million during the six months ended July 31, 2025 and 2024, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2026	$5,856
2027	11,712
2028	11,412
2029	11,262
2030	11,262
Thereafter	15,639
Total	$67,143

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2025	$28,448
Acquisition related adjustments	239,330
Balance at July 31, 2025	$267,778

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

23. Subsequent Events

In August 2025, in connection with our Pledge 1% commitment, the Company donated 24,116 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $0.7 million of operating expense.

In August 2025, the Company granted RSUs for a total of 743,273 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $19.1 million.

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

We have grown significantly in recent periods. We generated revenue of $180.1 million and $145.5 million in the three months ended July 31, 2025, and 2024, respectively, representing year-over-year growth of 23.8%, and $342.2 million and $281.0 million in the six months ended July 31, 2025 and 2024, respectively. We had net losses of $27.8 million and $23.1 million in the three months ended July 31, 2025 and 2024, respectively, and $63.4 million and $58.9 million in the six months ended July 31, 2025 and 2024, respectively. We had net cash provided by operating activities of $31.1 million in the six months ended July 31, 2025 and net cash provided by operating activities of $31.0 million in the six months ended July 31, 2024, respectively. Our Non-GAAP free cash flow was $26.4 million and $18.7 million in the six months ended July 31, 2025 and 2024, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of July 31, 2025, we had 2,422 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of July 31, 2025, we had approximately 7.4 billion monthly active users, up from approximately 7.2 billion monthly active users as of January 31, 2025.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended July 31, 2025 and July 31, 2024 was 108% and 114%, respectively, for all our customers, and 111% and 117%, respectively, for our customers with ARR of $500,000 or more. In addition, 282 and 222 of our customers had ARR of $500,000 or more as of July 31, 2025 and July 31, 2024, respectively.

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

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the six months ended July 31, 2025 and 2024, approximately 45% and 45% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, the U.S Congress enacted the OBBBA which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

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

Cost of Revenue

Cost of revenue consists of direct costs related to providing platform access to our customers and to performing onboarding and professional services including consulting services. These costs primarily include payments to third-party cloud infrastructure providers for hosting software solutions, costs associated with application service providers utilized to deliver the platform, personnel-related costs, including salaries, cash-based performance compensation, benefits and stock-based compensation, and overhead cost allocations, including rent, utilities, information technology costs, depreciation and amortization related to the amortization of acquired intangibles and internal use software and certain administrative personnel costs.

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

Benefit from and Provision for Income Taxes

The provision for income taxes and the benefit related to the release of the valuation allowance due to the acquisition of OfferFit consists of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a valuation allowance in jurisdictions where we had net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$180,111	$145,499	$342,170	$280,958
Cost of revenue (1)	58,221	43,420	109,078	87,968
Gross profit	121,890	102,079	233,092	192,990
Operating expenses:
Sales and marketing (1)	82,599	68,569	156,726	138,396
Research and development (1)	41,250	33,141	78,047	67,514
General and administrative (1)	36,794	28,319	77,294	55,110
Total operating expenses	160,643	130,029	312,067	261,020
Loss from operations	(38,753)	(27,950)	(78,975)	(68,030)
Other income, net	3,983	5,503	9,635	10,674
Loss before provision for income taxes	(34,770)	(22,447)	(69,340)	(57,356)
(Benefit from) provision for income taxes	(7,007)	702	(5,936)	1,500
Net loss	$(27,763)	$(23,149)	$(63,404)	$(58,856)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$1,348	$1,078	$2,425	$2,042
Sales and marketing	12,138	9,892	22,149	19,337
Research and development	14,091	11,448	25,427	22,280
General and administrative	11,972	7,404	19,947	14,441
Total stock-based compensation expense	$39,549	$29,822	$69,948	$58,100

The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	32%	30%	32%	31%
Gross profit	68%	70%	68%	69%
Operating expenses:
Sales and marketing	46%	47%	46%	49%
Research and development	23%	23%	23%	24%
General and administrative	20%	19%	22%	20%
Total operating expenses	89%	89%	91%	93%
Loss from operations	(21)%	(19)%	(23)%	(24)%
Other income, net	2%	4%	3%	4%
Loss before provision for income taxes	(19)%	(15)%	(20)%	(20)%
(Benefit from) provision for income taxes	(4)%	1%	(1)%	1%
Net loss	(15)%	(16)%	(19)%	(21)%

Comparison of the Three Months Ended July 31, 2025 and July 31, 2024
Revenue

	Three Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Revenue	$180,111	$145,499	$34,612	23.8%
The increase in revenue of $34.6 million, or 23.8%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was primarily driven by a $31.8 million, or 22.7%, increase in subscription revenue, including acquisition derived revenue. Approximately 41.2% of the increase in subscription revenue was attributable to the growth from existing customers, an increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 58.8% was attributable to new customers. Total customers grew to 2,422 as of July 31, 2025 from 2,163 as of July 31, 2024. Professional services revenue, including acquisition derived revenue, increased $2.8 million, or 50.6%, due to an increase in deliverability services, technical account management, and support engagement services, as well as onboarding revenue. Additionally, in the three months ended July 31, 2025, our international revenue increased by $16.1 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Cost of revenue	$58,221	$43,420	$14,801	34.1%
Gross profit	$121,890	$102,079	$19,811	19.4%
Gross margin	67.7%	70.2%
The increase in cost of revenue of $14.8 million, or 34.1%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was primarily driven by an increase of $4.7 million in hosting, infrastructure, and other third-party fees associated with delivering our platform, and a $5.9 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had an increase in personnel costs and overhead costs of $2.3 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth. Additionally, amortization expense primarily related to acquired technology increased $1.6 million contributing to the increase in cost of revenue.

Our gross profit increased $19.8 million, or 19.4%, in the three months ended July 31, 2025, compared to the three months ended July 31, 2024, and our gross margin decreased 2.5% to 67.7% in the three months ended July 31, 2025 from 70.2% in the three months ended July 31, 2024. The decrease was primarily due to expenses resulting from the acquisition, including personnel costs of acquired workforce and amortization expense of acquired technology, in addition to, increased costs related to our tech stack.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Sales and marketing	$82,599	$68,569	$14,030	20.5%
The increase in sales and marketing expense of $14.0 million, or 20.5%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was primarily driven by an increase in personnel and overhead costs of $9.7 million, which included $2.2 million of stock-based compensation costs. Additionally, the increase was driven in part by an increase of $2.3 million in promotional and product marketing, primarily related to the hosting of regional customer events and sales related events, and an increase of $1.7 million in deferred contract costs as a result of sales growth.
Research and Development Expense

	Three Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Research and development	$41,250	$33,141	$8,109	24.5%

The increase in research and development expense of $8.1 million, or 24.5%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was primarily driven by an increase of personnel and overhead costs of $6.8 million, which included $2.6 million of stock-based compensation costs, and an increase in software costs of $0.6 million. The increase in personnel and software costs was primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Three Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
General and administrative	$36,794	$28,319	$8,475	29.9%

The increase in general and administrative expenses of $8.5 million, or 29.9%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was primarily driven by an increase of personnel and overhead costs of $6.9 million, which included $4.6 million of stock-based compensation costs. The increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements. Additionally, professional services and legal costs increased $1.2 million primarily due to acquisition-related expenses.

Other Income, Net

	Three Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Other income, net	$3,983	$5,503	$(1,520)	(27.6)%

The decrease in other income, net of $1.5 million, or 27.6%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was attributable to a $1.2 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period.

Comparison of the Six Months Ended July 31, 2025 and July 31, 2024
Revenue

	Six Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Revenue	$342,170	$280,958	$61,212	21.8%
The increase in revenue of $61.2 million, or 21.8%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, was primarily driven by a $56.6 million, or 20.9%, increase in subscription revenue, including acquisition derived revenue. Approximately 46.0% of the increase in subscription revenue was attributable to the growth from existing customers, increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 54.0% was attributable to new customers. Total customers grew to 2,422 as of July 31, 2025 from 2,163 as of July 31, 2024. Professional services revenue, including acquisition derived revenue, increased $4.6 million, or 42.8%, due to an increase in deliverability services, technical account management, and support engagement services, as well as onboarding revenue. Additionally, in the six months ended July 31, 2025, our international revenue increased by $30.5 million, as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Cost of revenue	$109,078	$87,968	$21,110	24.0%
Gross profit	$233,092	$192,990	$40,102	20.8%
Gross margin	68.1%	68.7%

The increase in cost of revenue of $21.1 million, or 24.0%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, was primarily driven by an increase of $5.7 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $9.8 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had an increase in personnel costs and overhead costs of $3.6 million. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth. Additionally, amortization expense primarily related to acquired technology increased $1.6 million in association with the acquisition of OfferFit.

Our gross profit increased $40.1 million, or 20.8%, in the six months ended July 31, 2025, compared to the six months ended July 31, 2024, and our gross margin decreased 0.6% to 68.1% in the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The decrease was primarily due to expenses resulting from the acquisition of OfferFit, including personnel costs of acquired workforce and amortization expense of acquired technology, in addition to increased costs related to our tech stack. Additionally, the gross margin in the six months ended July 31, 2025 was impacted by a one-time charge to revenue related to our April 2024 service disruption.
Operating Expenses

Sales and Marketing Expense

	Six Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Sales and marketing	$156,726	$138,396	$18,330	13.2%
The increase in sales and marketing expense of $18.3 million, or 13.2%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, was primarily driven by an increase in personnel costs and overhead costs of $13.5 million, which included $2.8 million of stock-based compensation costs, as a result of a period-over-period increase in headcount. Additionally, the increase was primarily due to an increase in net amortization of deferred contract costs of $2.8 million as a result of sales growth and an increase of $1.0 million in travel, entertainment, and marketing expenses primarily related to the hosting of regional customer events and sales related events.

Research and Development Expense

	Six Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Research and development	$78,047	$67,514	$10,533	15.6%

The increase in research and development expense of $10.5 million, or 15.6%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, was primarily driven by an increase of personnel and overhead costs of $8.6 million, which included $3.1 million of stock-based compensation costs, and an increase in software costs of $0.7 million. The increase in personnel costs and software costs were primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Six Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
General and administrative	$77,294	$55,110	$22,184	40.3%

The increase in general and administrative expenses of $22.2 million, or 40.3%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, was primarily driven by an increase of $11.2 million in professional services and legal costs primarily associated with acquisition-related expenses. In addition, the increase was partially related to an increase in personnel and overhead costs of $9.3 million, which included $5.5 million of stock-based compensation costs. The increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements.

Other Income, Net

	Six Months Ended July 31,
	2025	2024	Change	% Change
	($ in thousands)
Other income, net	$9,635	$10,674	$(1,039)	(9.7)%

The decrease in other income, net of $1.0 million, or 9.7%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, was attributable to a $0.7 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period.
Liquidity and Capital Resources
Sources of Funds
As of July 31, 2025, our principal source of liquidity was cash, cash equivalents, and marketable securities of $368.3 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government and corporate securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $650.5 million as of July 31, 2025. We had cash flows provided by operating activities for the six months ended July 31, 2025 of $31.1 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of July 31, 2025, we had total deferred revenue of $262.3 million, of which, $262.1 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$31,096	$31,007
Net cash used in investing activities	$(37,713)	$(27,431)
Net cash provided by financing activities	$8,083	$4,041
Operating Activities
For the six months ended July 31, 2025, net cash provided by operating activities was $31.1 million, primarily due to a net loss of $63.4 million, adjusted for non-cash charges of $97.1 million, and net changes in our operating assets and liabilities of $2.6 million. The non-cash adjustments primarily relate to stock-based compensation of $68.2 million and amortization of deferred contract costs of $19.5 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $11.5 million and increase in deferred revenue of $14.5 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $24.8 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash used in investing activities was $37.7 million for the six months ended July 31, 2025, primarily consisting of cash paid for the acquisition of OfferFit, net of cash acquired of $181.2 million, purchases of marketable securities of $75.1 million, purchases of property and equipment of $2.8 million, and capitalization of internal-use software costs of $1.9 million, offset by return of principal on marketable securities of $120.8 million and maturities of marketable securities of $102.5 million.
Net cash used in investing activities was $27.4 million for the six months ended July 31, 2024, primarily consisting of purchases of marketable securities of $142.1 million, purchases of property and equipment of $10.2 million, and capitalization of internal-use software costs of $2.1 million, partially offset by maturities of marketable securities of $127.0 million.
Financing Activities
Net cash provided by financing activities was $8.1 million for the six months ended July 31, 2025, consisting of proceeds from the exercise of common stock options of $3.2 million and proceeds from stock associated with employee stock purchase plan of $4.9 million.
Net cash provided by financing activities was $4.0 million for the six months ended July 31, 2024, primarily consisting of proceeds from the exercise of common stock options of $2.2 million and proceeds from stock associated with the employee stock purchase plan of $4.8 million, partially offset by payments of deferred purchase consideration of $2.9 million,

Non-GAAP Free Cash Flow
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$31,096	$31,007
Less:
Purchases of property and equipment	(2,826)	(10,224)
Capitalized internal-use software costs	(1,865)	(2,108)
Non-GAAP free cash flow	$26,405	$18,675
Net cash used in investing activities	$(37,713)	$(27,431)
Net cash provided by financing activities	$8,083	$4,041
Our free cash flow increased for the six months ended July 31, 2025 from the six months ended July 31, 2024, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure, it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $169.5 million and $109.1 million, respectively, as of July 31, 2025. Purchase commitments for business operations are predominately related to cloud hosting, infrastructure, and other software-based services and due primarily over the next three years. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $368.3 million as of July 31, 2025, of which $282.6 million was invested in government securities and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of July 31, 2025, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2025.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, tariffs and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations (including those related to tariffs, taxation, and importation), domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Additionally, our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, who may choose to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand. Macroeconomic factors may also impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $342.2 million and $281.0 million for the six months ended July 31, 2025 and 2024, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $63.4 million and $58.9 million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, we had an accumulated deficit of $650.5 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. Additionally, we cannot predict what, if any, actions regulators will take regarding the use and sale of customer engagement software or in our key markets in the future. Any regulatory restrictions on the use of customer engagement tools from domestic or foreign regulators could reduce demand for our platform in the United States and foreign markets. Further, recent advances in, and the public availability of, generative and agentic artificial intelligence may be a significant disruptor in consumer engagement and marketing strategies. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected. Further as we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges.

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

We intend to continue to expand our international operations in the future and may expand our product and service offerings with future acquisitions. Our expansion will continue to place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business, financial condition and results of operations may be adversely affected.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2025, we completed our acquisition of OfferFit, Inc., a modern agentic AI company, for $325 million, using a combination of cash and shares of our Class A common stock. This acquisition, and any other acquisition or investment we may make in the future, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, including those of OfferFit, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. Additionally, we funded a significant portion of the OfferFit acquisition with the issuance of shares of our Class A common stock, which will have a dilutive impact. Future transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction, including OfferFit, fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

As of July 31, 2025, we owned 27 granted patents related to our platform and its technology and had 7 patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

We have incorporated and may continue to incorporate AI and machine learning solutions and features, including generative and agentic AI solutions and features, into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions and features will enhance our products or services, produce the intended results, or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI and machine learning solutions and features. Our competitors or other third parties may incorporate AI and machine learning tools into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations.

Additionally, our AI and machine learning solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in utilizing AI and machine learning technologies, and in particular, generative and agentic AI technologies. For example, AI and machine learning algorithms may be flawed, insufficient, or of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not easily be detectable. AI and machine learning technologies have also been known to produce false or “hallucinatory” inferences or outputs. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion regarding the use of AI and machine learning, could impair the acceptance of AI and machine learning solutions, including those incorporated into our products and services. If the AI and machine learning tools incorporated into our platform, or the content generated by such tools, is harmful, biased, inaccurate, discriminatory or controversial, we could suffer operational efficiencies in addition to legal, competitive and reputational harm, and our customers may be less likely to utilize our AI and machine learning tools or may cease using our platform altogether. If we do not have sufficient rights to use the output of such AI and machine learning tools, or the data or other material or content on which the AI and machine learning tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

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

ESG matters have been a focus of regulators, certain investors, and other stakeholders, both in the United States and internationally. Often those stakeholders have differing, and sometimes conflicting, priorities or requirements regarding ESG matters. The heightened and sometimes conflicting stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Our interpretation or application of such reporting requirements may change over time or differ from other similarly situated companies. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable or inaccurate press about ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to adverse investor sentiment toward us, which in turn could have an adverse impact on our share price, demand for our securities and our access to, and cost of, capital.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of July 31, 2025, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 51.1% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 60.8% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, we issued shares of Class A commons stock in our acquisition of OfferFit, and have registered the re-sale of these shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended July 31, 2025:
•On May 1, 2025, we issued 24,116 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.
Use of Proceeds

Not applicable.
Item 3.    Defaults Upon Senior Securities

Not applicable.
Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On July 2, 2025, Isabelle Winkles, our Chief Financial Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan was originally adopted on April 3, 2025 and provided for the sale of, in the aggregate, up to 53,315 shares of our Class A common stock and all the shares received upon the settlement of 62,418 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award.

On August 15, 2025, Jon Hyman, our Chief Technology Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan was originally adopted on April 3, 2025 and provided for the sale of, in the aggregate, up to 390,000 shares of our Class A common stock and all shares received upon the settlement of 49,179 outstanding restricted stock unit awards, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity awards, in each case, subject to the satisfaction of specified price conditions.
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
Date: September 4, 2025

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: September 4, 2025