Form 10-Q
period 2025-10-31
Braze, Inc.
filed 2025-12-10
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 2, 2025, there were 102,267,368 shares of the registrant’s Class A and 9,948,130 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2025

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at October 31, 2025 (Unaudited) and January 31, 2025	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended October 31, 2025 and 2024	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended October 31, 2025 and 2024	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended October 31, 2025 and 2024	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2025 and 2024	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

	PART II

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 5.	Other Information	75

Item 6.	Exhibits	75

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
•our use and the expected performance of artificial intelligence, or AI, and machine learning in our platform and our business and technologies;
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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	October 31, 2025	January 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,815	$83,062
Restricted cash, current	566	—
Accounts receivable, net of allowance of $1,909 and $2,563 at October 31, 2025 and January 31, 2025, respectively	90,196	95,234
Marketable securities	285,451	430,457
Prepaid expenses and other current assets	28,012	35,273
Total current assets	502,040	644,026
Restricted cash, noncurrent	3,430	530
Property and equipment, net	41,050	38,550
Operating lease right-of-use assets	72,987	76,147
Deferred contract costs	86,048	76,766
Goodwill	266,981	28,448
Intangible assets, net	64,527	3,130
Other assets	4,222	3,401
TOTAL ASSETS	$1,041,285	$870,998
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,577	$2,150
Accrued expenses and other current liabilities	74,440	64,189
Deferred revenue	271,397	239,976
Operating lease liabilities, current	19,953	18,162
Total current liabilities	369,367	324,477
Operating lease liabilities, noncurrent	63,993	69,278
Other long-term liabilities	5,526	2,494
TOTAL LIABILITIES	438,886	396,249
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	367	(112)
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of October 31, 2025 and January 31, 2025, respectively; 101,517,411 and 87,934,059 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	10	8
Class B common stock, $0.0001 par value; 110,000,000 and 110,000,000 shares authorized as of October 31, 2025 and January 31, 2025, respectively; 9,948,130 and 16,017,314 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	1	2
Additional paid-in capital	1,288,270	1,062,613
Accumulated other comprehensive loss	270	(926)
Accumulated deficit	(686,519)	(586,836)
TOTAL STOCKHOLDERS’ EQUITY	602,032	474,861
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$1,041,285	$870,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	$190,842	$152,052	$533,012	$433,010
Cost of revenue	62,631	45,910	171,709	133,878
Gross profit	128,211	106,142	361,303	299,132

Operating expenses:
Sales and marketing	88,596	74,658	245,322	213,054
Research and development	44,067	32,855	122,114	100,369
General and administrative	33,093	31,199	110,387	86,309
Total operating expenses	165,756	138,712	477,823	399,732
Loss from operations	(37,545)	(32,570)	(116,520)	(100,600)
Other income, net	3,405	5,294	13,040	15,968
Loss before provision for income taxes	(34,140)	(27,276)	(103,480)	(84,632)
Provision for (benefit from) income taxes	1,660	851	(4,276)	2,351
Net loss	(35,800)	(28,127)	(99,204)	(86,983)
Net income (loss) attributable to redeemable non-controlling interest	198	(216)	479	(432)
Net loss attributable to Braze, Inc.	$(35,998)	$(27,911)	$(99,683)	$(86,551)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.33)	$(0.27)	$(0.93)	$(0.85)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	107,627	102,146	107,035	101,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(35,800)	$(28,127)	$(99,204)	$(86,983)
Other comprehensive income:
Change in foreign currency translation adjustments	4	165	1,128	230
Unrealized gains on marketable securities	803	436	496	1,296
Unrealized gains (losses) on derivatives	(433)	—	(428)	—
Other comprehensive income, net	374	601	1,196	1,526
Comprehensive loss, net	(35,426)	(27,526)	(98,008)	(85,457)

Less: comprehensive income (loss), net, attributable to redeemable non-controlling interest	198	(216)	479	(432)
Comprehensive loss attributable to Braze, Inc.	$(35,624)	$(27,310)	$(98,487)	$(85,025)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2025	$169	108,532	$11	$1,249,495	$(650,521)	$(104)	$598,881
Issuance of common stock for options exercised	—	317	—	1,082	—	—	1,082
Vesting of restricted stock units	—	705	—	—	—	—	—
Stock-based compensation	—	—	—	38,087	—	—	38,087
Other comprehensive income	—	—	—	—	—	374	374
Net income attributable to redeemable non-controlling interests	198	—	—	—	—	—	—
Charitable donation of stock	—	24	—	672	—	—	672
Net loss attributable to Braze, Inc.	—	—	—	—	(35,998)	—	(35,998)
Issuance of common stock from acquisition	—	—	—	350	—	—	350
Replacement share-based awards issued in connection with acquisition	—	—	—	(1,416)	—	—	(1,416)
Balance at October 31, 2025	$367	109,578	$11	$1,288,270	$(686,519)	$270	$602,032

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at July 31, 2024	$(24)	101,957	$10	$995,669	$(541,733)	$(253)	$453,693
Issuance of common stock for options exercised	—	189	—	1,477	—	—	1,477
Vesting of restricted stock units	—	653	—	—	—	—	—
Stock-based compensation	—	—	—	28,776	—	—	28,776
Other comprehensive income	—	—	—	—	—	601	601
Net loss attributable to redeemable non-controlling interests	(216)	—	—	—	—	—	—
Charitable donation of stock	—	32	—	1,417	—	—	1,417
Net loss attributable to Braze, Inc.	—	—	—	—	(27,911)	—	(27,911)
Balance at October 31, 2024	$(240)	102,831	$10	$1,027,339	$(569,644)	$348	$458,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(cont.) (in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861
Issuance of common stock for options exercised	—	1,257	—	4,283	—	—	4,283
Issuance of common stock under employee stock purchase plan	—	196	—	4,882	—	—	4,882
Vesting of restricted stock units	—	2,083	—	—	—	—	—
Stock-based compensation	—	—	—	106,332	—	—	106,332
Other comprehensive income	—	—	—	—	—	1,196	1,196
Net income attributable to redeemable non-controlling interests	479	—	—	—	—	—	—
Charitable donation of stock	—	72	—	2,532	—	—	2,532
Net loss attributable to Braze, Inc.	—	—	—	—	(99,683)	—	(99,683)
Issuance of common stock from acquisition	—	2,019	1	73,751	—	—	73,752
Replacement share-based awards issued in connection with acquisition	—	—	—	33,877	—	—	33,877
Balance at October 31, 2025	$367	109,578	$11	$1,288,270	$(686,519)	$270	$602,032

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	590	—	3,682	—	—	3,682
Issuance of common stock under employee stock purchase plan	—	149	—	4,752	—	—	4,752
Vesting of restricted stock units	—	1,818	—	—	—	—	—
Stock-based compensation	—	—	—	87,647	—	—	87,647
Other comprehensive income	—	—	—	—	—	1,526	1,526
Net loss attributable to redeemable non-controlling interests	(432)	—	—	—	—	—	—
Charitable donation of stock	—	64	—	2,764	—	—	2,764
Net loss attributable to Braze Inc.	—	—	—	—	(86,551)	—	(86,551)
Balance at October 31, 2024	$(240)	102,831	$10	$1,027,339	$(569,644)	$348	$458,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(99,204)	$(86,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	106,026	87,184
Amortization of deferred contract costs	29,932	26,004
Depreciation and amortization	13,359	7,368
Provision for credit losses	648	2,157
Value of common stock donated to charity	2,532	2,764
(Accretion) amortization of (discount) premium on marketable securities	(822)	(1,605)
Non-cash foreign exchange loss	(189)	(802)
Fair value adjustments to contingent consideration	—	(223)
Fixed asset write offs	38	436
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	9,499	(227)
Prepaid expenses and other current assets	7,963	(1,365)
Deferred contract costs	(39,215)	(34,764)
ROU assets and liabilities	(634)	2,123
Other assets	(8,867)	(506)
Accounts payable	1,355	(3,326)
Accrued expenses and other current liabilities	5,933	2,105
Deferred revenue	23,963	19,517
Other long-term liabilities	(254)	(261)
Net cash provided by operating activities	52,063	19,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(181,889)	—
Purchases of property and equipment	(4,768)	(12,147)
Capitalized internal-use software costs	(3,111)	(3,023)
Purchases of marketable securities	(111,919)	(179,545)
Maturities of marketable securities	137,499	159,086
Return of principal on marketable securities	120,744	—
Net cash used in investing activities	(43,444)	(35,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	4,283	3,682
Proceeds from stock associated with employee stock purchase plan	4,882	4,752
Payments of deferred purchase consideration	—	(2,916)
Net cash provided by financing activities	9,165	5,518
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	435	225
Net change in cash, cash equivalents, and restricted cash	18,219	(10,289)
Cash, cash equivalents, and restricted cash, beginning of period	83,592	72,131
Cash, cash equivalents, and restricted cash, end of period	$101,811	$61,842
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Nine Months Ended October 31,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$3,373	$2,518

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$1,746	$1,776
Unrealized net gain on marketable investment securities	$496	$1,296
Net change to property and equipment (included in accounts payable/accrued liabilities)	$497	$727
Asset retirement obligation	$29	$9
Common stock issuance, acquisition	$(107,629)	$—
Indemnity escrows, acquisition	$(3,093)	$—
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of October 31, 2025, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and nine months ended October 31, 2025 and October 31, 2024, no customer accounted for 10% or more of our total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of October 31, 2025, no customers accounted for 10% or more of our total accounts receivable balance. As of January 31, 2025, one customer accounted for approximately 12% of accounts receivable; no other customer accounted for more than 10% of total accounts receivable balance.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Subscription	$181,663	$146,256	$508,337	$416,364
Professional services and other	9,179	5,796	24,675	16,646
Total	$190,842	$152,052	$533,012	$433,010

The following table presents total revenue by geography (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
United States	$105,042	$82,938	$291,656	$238,810
International	85,800	69,114	241,356	194,200
Total	$190,842	$152,052	$533,012	$433,010

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $2.6 million and $1.6 million as of October 31, 2025 and January 31, 2025, respectively.

Contract Balances

Contract Assets

Contract assets as of October 31, 2025 and January 31, 2025 were $0.6 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three and nine months ended October 31, 2025 from amounts included in deferred revenue at January 31, 2025, was $37.8 million and $225.8 million, respectively. Revenue recognized during the three and nine months ended October 31, 2024 from amounts included in deferred revenue at January 31, 2024, was $33.5 million and $191.8 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2025	$2,563
Reserve:
Credit losses	648
Deferred revenue	1,430
Write-offs	(3,014)
Recoveries	282
Balance at October 31, 2025	$1,909

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
October 31, 2024	$716.8	$458.2	$258.6
January 31, 2025	793.1	505.2	287.9
April 30, 2025	829.3	522.2	307.1
July 31, 2025	862.2	558.2	304.0
October 31, 2025	891.4	572.7	318.7
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of October 31, 2025, the liability balance was $1.9 million. The issuance of stock options does not impact our majority stake in Braze KK, as none of the vesting criteria of the options were met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2025	$(112)
Net income attributable to redeemable non-controlling interest	479
Balance as of October 31, 2025	$367
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$21,792	$—	$—	$21,792
Commercial paper	2,999			2,999
Total cash equivalents	24,791	—	—	24,791

Marketable securities
U.S. government securities	$216,682	$—	$—	$216,682
Corporate debt securities	—	68,769	—	68,769
Total marketable securities	216,682	68,769	—	285,451

Derivative Instruments
Cash flow hedges	$—	$103	$—	$103
Total financial assets	$241,473	$68,872	$—	$310,345

Liabilities:
Derivative Instruments
Cash flow hedges	$—	$(531)	$—	$(531)
Total liabilities	$—	$(531)	$—	$(531)

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$20,487	$—	$—	$20,487
U.S. government securities	4,998	—	—	4,998
Total cash equivalents	25,485	—	—	25,485

Marketable securities
U.S. government securities	$317,649	$—	$—	$317,649
Corporate debt securities	—	112,808	—	112,808
Total marketable securities	317,649	112,808	—	430,457
Total financial assets	$343,134	$112,808	$—	$455,942

Our money market funds and financial instruments are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of October 31, 2025 and January 31, 2025. Financial instruments, including derivative instruments, are classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Beginning fair value	$—	$86	$—	$223
Additions (1) /adjustments in the period	—	(86)	—	(223)
Ending fair value	$—	$—	$—	$—
(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	October 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$215,688	$1,012	$(18)	$216,682
Corporate debt securities	68,371	406	(8)	68,769
Total	$284,059	$1,418	$(26)	$285,451

	January 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$317,313	$745	$(409)	$317,649
Corporate debt securities	112,248	609	(49)	112,808
Total	$429,561	$1,354	$(458)	$430,457

Accrued interest receivables related to our available-for-sale securities of $3.0 million as of October 31, 2025 and $4.6 million as of January 31, 2025, were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months as of October 31, 2025.

The following table summarizes the fair value and gross unrealized losses aggregated by category of individual securities that have been in a continuous unrealized loss position for greater than 12 months (in thousands) as of January 31, 2025:

	January 31, 2025
	Continuous Unrealized Loss for Greater than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. government securities	$46,442	$(22)
Total	$46,442	$(22)

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of October 31, 2025, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of October 31, 2025 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of October 31, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of October 31, 2025 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	October 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$119,204	$119,519
Due in 1 year through 5 years	164,855	165,932
Total	$284,059	$285,451

	January 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$234,628	$235,142
Due in 1 year through 5 years	194,933	195,315
Total	$429,561	$430,457

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Interest income	$3,147	$4,719	$11,676	$13,334
Accretion/amortization of discount/premium, net	168	562	822	1,605
Investment income	$3,315	$5,281	$12,498	$14,939

7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	October 31, 2025	January 31, 2025
Capitalized internal-use software	$24,001	$19,144
Computer equipment, office equipment, and software	13,023	10,659
Leasehold improvements	22,656	20,945
Furniture and fixtures	8,714	8,364
Total property and equipment	68,394	59,112
Less: accumulated depreciation and amortization	(27,344)	(20,562)
Total property and equipment, net	$41,050	$38,550

The total depreciation expense and amortization expense for property and equipment was $2.9 million and $2.7 million during the three months ended October 31, 2025 and 2024, respectively, and $8.2 million and $7.3 million during the nine months ended October 31, 2025 and 2024, respectively.

In the three and nine months ended October 31, 2025, the Company removed $0.9 million and $1.7 million, respectively, of fixed assets. The remaining movement relates to the impact of foreign currency exchange rate fluctuations.

During the three and nine months ended October 31, 2024, the Company removed $0.4 million and $2.7 million, respectively, of fixed assets. In the three and nine months ended October 31, 2024 , the fixed assets removed had minimal net impact on the Company’s consolidated financial result.

We capitalized internal-use software of $1.9 million and $1.5 million during the three months ended October 31, 2025 and 2024, respectively, and $4.9 million and $4.8 million during the nine months ended October 31, 2025 and 2024, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $1.1 million and $0.8 million for the three months ended October 31, 2025 and 2024, respectively, and $3.1 million and $2.3 million during the nine months ended October 31, 2025 and 2024, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2025	January 31, 2025
Prepaid software subscriptions	$13,158	$17,289
Prepaid advertising	1,514	2,520
Prepaid insurance	499	1,568
Investment interest receivable	2,958	4,572
Consumption tax receivable	2,774	2,156
Prepaid employee benefits	1,377	920
Derivative instruments	103	—
Prepaid office related expenses	1,222	893
Other	4,407	5,355
Total prepaid expenses and other current assets	$28,012	$35,273

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	October 31, 2025	January 31, 2025
Accrued compensation costs	$25,570	$28,989
Accrued software subscriptions	19,781	10,680
Accrued commissions	8,308	8,876
Accrued professional service fees	2,819	1,996
Accrued advertising	3,660	1,789
Accrued tax liability	8,060	8,848
ESPP payable	2,789	612
Derivative instruments	531	—
Other	2,922	2,399
Total accrued expenses and other current liabilities	$74,440	$64,189
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $0.6 million and $0.6 million for the three months ended October 31, 2025 and 2024, respectively, and $4.2 million and $4.3 million during the nine months ended October 31, 2025 and 2024, respectively.

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

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 24,116 and 32,155 and shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $0.6 million and $1.4 million of expense within general and administrative in the consolidated statements of operations during the three months ended October 31, 2025 and 2024, respectively.

We donated 72,348 and 64,310 shares of our Class A common stock that resulted in the recognition of $2.5 million and $2.7 million of expense within general and administrative in the consolidated statements of operations during the nine months ended October 31, 2025 and 2024, respectively.

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

Restricted Stock, Restricted Stock Units, and Performance Stock Units

The following table summarizes unvested RSU and performance stock unit (“PSU”) award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2025	6,043,723
Granted	5,002,469	$31.82
Replacement awards issued in connection with acquisition	1,888,172	$36.52
Vested	(2,083,018)	$38.83
Forfeited	(652,636)	$37.88
Balance as of October 31, 2025	10,198,710

RSUs granted during the nine months ended October 31, 2025 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

PSUs granted to key executive employees will vest upon achievement of specified performance targets and are subject to continuous service throughout the applicable vesting date. The PSU awards include a one-year performance period within a three-year total requisite service vesting period. The achievement levels range from —% to 200% of the target award value on the date of grant.

In connection with the OfferFit, Inc. (“OfferFit”) acquisition, the Company issued replacement stock awards in the form of restricted stock. The restricted stock had a total fair value of approximately $70.8 million based on the quoted price of the stock on the acquisition date. A portion of the restricted stock was attributed to consideration transferred and was recorded in additional paid-in capital on the consolidated statements of redeemable non-controlling interest and stockholders’ equity in the fiscal quarter ended July 31, 2025. The portion of the restricted stock attributable to post-combination service will be recognized as stock-based compensation expense over the remaining vesting period.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue	$1,278	$1,003	$3,703	$3,045
Sales and marketing	10,907	9,608	33,056	28,945
Research and development	15,828	10,343	41,255	32,623
General and administrative	9,609	7,364	29,556	21,805
Stock-based compensation, net of amounts capitalized	$37,622	$28,318	$107,570	$86,418
Capitalized stock-based compensation expense	695	534	1,746	1,776
Total stock-based compensation expense	$38,317	$28,852	$109,316	$88,194

As of October 31, 2025, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	Restricted Stock, RSUs, PSUs
Unrecognized compensation costs (in thousands)	$3,635	$243,737
Weighted-average remaining recognition period (years)	0.47	2.51

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

The Company recognized $0.5 million and $0.4 million of stock-based compensation expense related to the ESPP in the three months ended October 31, 2025 and 2024, respectively, and $2.7 million and $1.7 million during the nine months ended October 31, 2025 and 2024, respectively.

As of October 31, 2025, $2.8 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

There were no issuances of Class A common stock under the ESPP in the three months ended October 31, 2025. As of October 31, 2025, there are 4,966,315 shares of Class A common stock that remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and

Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.1 million and $2.9 million as of October 31, 2025 and January 31, 2025, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2025, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$4,806	$4,519	$13,995	$14,355
Variable lease cost	1,029	898	2,991	1,768
Short-term lease cost	301	239	872	470
Total net lease cost	$6,136	$5,656	$17,858	$16,593

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
Remainder of 2026	$4,126
2027	19,748
2028	15,588
2029	14,084
2030	13,790
Thereafter	40,690
Total future undiscounted lease payments	$108,026
Less: imputed interest	(24,080)
Total reported lease liability	$83,946

The Company's lease terms and discount rates are as follows:

	October 31,
	2025	2024
Weighted-average remaining lease term (years)	6.6	7.4
Weighted-average discount rate	7.3%	7.3%

Other information for the Company's leases is as follows (in thousands):

	Nine Months Ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$14,603	$12,124
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$4,311	$8,713
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year-to-date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $1.7 million and $0.9 million for the three months ended October 31, 2025 and 2024, respectively. The effective tax rate for the three months ended October 31, 2025 and 2024 was (4.9)% and (3.1)%, respectively. The effective tax rate for the nine months ended October 31, 2025 and 2024 was 4.1% and (2.8)%, respectively. The change in the effective tax rate was primarily due to the impact related to the release of the valuation allowance from the acquisition of OfferFit.

The provision for income taxes recorded for the three months ended October 31, 2025 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes several tax provisions that may impact the Company's future tax position. These provisions include, but are not limited to, the permanent restoration of immediate expensing of domestic research and experimentation expenditures and modifications to the international tax framework. Certain provisions of the legislation are effective in 2025 while others will become effective in 2026. The impacts of OBBBA on our financial statements for the three months ended October 31, 2025 were not material; however, as our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Braze, Inc.	$(35,998)	$(27,911)	$(99,683)	$(86,551)
Denominator:
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	107,627	102,146	107,035	101,714
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.33)	$(0.27)	$(0.93)	$(0.85)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Replacement shares issued in connection with acquisition	1,888	—	1,888	—
Options to purchase common stock	3,820	5,486	3,820	5,486
Restricted stock units and performance stock units	8,311	6,450	8,311	6,450
ESPP shares estimated to be purchased	88	70	88	70
Total	14,107	12,006	14,107	12,006

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $1.0 million and $2.7 million during the three and nine months ended October 31, 2025, of which $1.4 million was included within accrued expenses and other current liabilities on the consolidated balance sheets. During the three and nine months ended October 31, 2024, we purchased $0.4 million and $2.2 million, respectively, of services from Datadog.

18. Derivative Financial Instruments

The Company will use derivative instruments, specifically foreign currency forward contracts, to hedge certain portions of forecasted cash flows denominated in foreign currencies. The foreign currency forward contracts have maturities of 12 months or less. The fair value of the derivatives are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income and are reclassified into the consolidated statements of operations in the same period when the hedged transaction is recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of October 31, 2025, the Company had designated cash flow hedge forward contracts with sell notional amounts equivalent to $21.9 million.

The Company will discontinue the cash flow hedges in the event it becomes probable that the underlying forecasted hedged transaction will not occur. The Company did not discontinue any cash flow hedges in the three and nine months ended October 31, 2025. The Company does not anticipate any such discontinuance in the normal course of business.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands):

	October 31, 2025	January 31, 2025
Prepaid expenses and other current assets
Cash flow hedges (1)	$103	$—
Accrued expenses and other current liabilities
Cash flow hedges (1)	(531)	$—
Total	$(428)	$—
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

The following table presents the impact that changes in fair values of derivatives designated as cash flow hedges had on other comprehensive income, accumulated other comprehensive income, and earnings (in thousands):

Unrealized Gain (Loss) on Derivative Instruments
Balance at January 31, 2025 (1)	$—
Other comprehensive income before reclassifications	452
Amounts reclassified from accumulated other comprehensive income to operating expenses	(880)
Balance at October 31, 2025	$(428)
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

19. Business Combination

Acquisition of OfferFit, Inc.

On June 2, 2025 the Company acquired OfferFit, Inc. The acquisition aims to deepen the integration of OfferFit’s multi-agent decisioning engine into Braze’s Customer Engagement Platform. The total preliminary purchase price consideration of $302.9 million consisted of cash payments of $195.3 million, and $107.6 million in issuances of Braze Class A common stock. As of October 31, 2025, total adjusted purchase price consideration totaled $303.2 million due to measurement period adjustments totaling $0.8 million.

The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s best estimate of the fair value at the acquisition date. The Company recognized the estimated fair value of $(1.9) million of net tangible assets. The preliminary purchase price was allocated to intangible assets in the amount of $66.6 million and goodwill in the amount of $238.5 million based on the respective estimated fair values.

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

The trademarks were valued using the relief of royalty method and the key assumptions include the forecasted sales to be generated from the acquired business and a comparable royalty rate. The Company began amortizing the trademarks on the date of acquisition over a period of two years on a straight-line basis. To align with the announcement of the rebranding of the OfferFit name, in the third quarter of the fiscal year ended January 31, 2026, the Company adjusted the amortization period of the trademarks to one year. The amortization expense is recorded to sales and marketing expenses in the consolidated statements of operations.

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

A working capital escrow amount of cash and stock in the total amount of $1.5 million, inclusive of a $0.2 million measurement period adjustment recorded during the quarter, had been held at an escrow agent and was previously reflected within accrued expenses and other current liabilities on the consolidated balance sheets. As of October 31, 2025, the working capital escrow was released in full.

Acquisition-related costs totaled $0.5 million and $11.9 million for the three and nine months ended October 31, 2025, respectively. These costs are expensed as incurred. Acquisition-related costs are presented within general and administrative expense in the Company’s consolidated statements of operations.

The results of operations of OfferFit from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the three and nine months ended October 31, 2025.

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

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(754)	$2,365	10 years
OfferFit, Inc	9,000	(625)	8,375	6 years
Trademark	900	(375)	525	1 year
Technology	56,700	(3,938)	52,762	6 years
Total amortizable intangible assets	69,719	(5,692)	64,027
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(5,692)	$64,527

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(520)	$2,599	10 years
Restrictive covenant relationships	186	(155)	31	2 years
Trademark	465	(465)	—	1 year
Total amortizable intangible assets	3,770	(1,140)	2,630
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(1,140)	$3,130

Intangible amortization expense was approximately $3.1 million and $0.1 million for the three months ended October 31, 2025 and 2024, respectively, and $5.2 million and $0.5 million during the nine months ended October 31, 2025 and 2024, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2026	$3,040
2027	11,562
2028	11,262
2029	11,262
2030	11,262
Thereafter	15,639
Total	$64,027

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2025	$28,448
OfferFit acquisition and related adjustments	238,533
Balance at October 31, 2025	$266,981

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

23. Subsequent Events

In November 2025, in connection with our Pledge 1% commitment, the Company donated 24,116 shares of Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $0.7 million of operating expense.

In November 2025, the Company granted RSUs for a total of 176,208 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $4.9 million.

In December 2025, the Company granted RSUs for a total of 17,901 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $0.5 million.

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

We have grown significantly in recent periods. We generated revenue of $190.8 million and $152.1 million in the three months ended October 31, 2025, and 2024, respectively, representing year-over-year growth of 25.5%, and $533.0 million and $433.0 million in the nine months ended October 31, 2025 and 2024, respectively. We had net losses of $35.8 million and $28.1 million in the three months ended October 31, 2025 and 2024, respectively, and $99.2 million and $87.0 million in the nine months ended October 31, 2025 and 2024, respectively. We had net cash provided by operating activities of $52.1 million in the nine months ended October 31, 2025 and net cash provided by operating activities of $19.6 million in the nine months ended October 31, 2024, respectively. Our Non-GAAP free cash flow was $44.2 million and $4.4 million in the nine months ended October 31, 2025 and 2024, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of October 31, 2025, we had 2,528 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of October 31, 2025, we had approximately 7.8 billion monthly active users, up from approximately 7.2 billion monthly active users as of January 31, 2025.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended October 31, 2025 and October 31, 2024 was 108% and 113%, respectively, for all our customers, and 110% and

116%, respectively, for our customers with ARR of $500,000 or more. In addition, 303 and 234 of our customers had ARR of $500,000 or more as of October 31, 2025 and October 31, 2024, respectively.

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

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the nine months ended October 31, 2025 and 2024, approximately 45% and 45% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunity in regions such as Latin America. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Benefit from and Provision for Income Taxes

The benefit from and provision for income taxes consist of the release of the valuation allowance due to the acquisition of Offerfit and income taxes in state and foreign jurisdictions in which the Company conducts business. We maintain a valuation allowance in jurisdictions where we had net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$190,842	$152,052	$533,012	$433,010
Cost of revenue (1)	62,631	45,910	171,709	133,878
Gross profit	128,211	106,142	361,303	299,132
Operating expenses:
Sales and marketing (1)	88,596	74,658	245,322	213,054
Research and development (1)	44,067	32,855	122,114	100,369
General and administrative (1)	33,093	31,199	110,387	86,309
Total operating expenses	165,756	138,712	477,823	399,732
Loss from operations	(37,545)	(32,570)	(116,520)	(100,600)
Other income, net	3,405	5,294	13,040	15,968
Loss before provision for income taxes	(34,140)	(27,276)	(103,480)	(84,632)
Provision for (benefit from) income taxes	1,660	851	(4,276)	2,351
Net loss	$(35,800)	$(28,127)	$(99,204)	$(86,983)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$1,278	$1,003	$3,703	$3,045
Sales and marketing	10,907	9,608	33,056	28,945
Research and development	15,828	10,343	41,255	32,623
General and administrative	9,609	7,364	29,556	21,805
Total stock-based compensation expense	$37,622	$28,318	$107,570	$86,418

The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	33%	30%	32%	31%
Gross profit	67%	70%	68%	69%
Operating expenses:
Sales and marketing	47%	49%	46%	49%
Research and development	23%	22%	23%	23%
General and administrative	17%	20%	21%	20%
Total operating expenses	87%	91%	90%	92%
Loss from operations	(20)%	(21)%	(22)%	(23)%
Other income, net	2%	3%	2%	4%
Loss before provision for income taxes	(18)%	(18)%	(20)%	(19)%
Provision for (benefit from) income taxes	1%	1%	(1)%	1%
Net loss	(19)%	(19)%	(19)%	(20)%

Comparison of the Three Months Ended October 31, 2025 and October 31, 2024
Revenue

	Three Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Revenue	$190,842	$152,052	$38,790	25.5%
The increase in revenue of $38.8 million, or 25.5%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, was primarily driven by a $35.4 million, or 24.2%, increase in subscription revenue. Approximately 44.8% of this increase in subscription revenue was attributable to the growth from existing customers, an increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 55.2% was attributable to new customers. Total customers grew to 2,528 as of October 31, 2025 from 2,211 as of October 31, 2024. Professional services revenue increased $3.4 million, or 58.4%, due to an increase in deliverability services, technical account management, support engagement services, and onboarding revenue. Additionally, in the three months ended October 31, 2025, our international revenue increased by $16.7 million as we continued to expand market penetration in regions such as Europe and Asia-Pacific.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Cost of revenue	$62,631	$45,910	$16,721	36.4%
Gross profit	$128,211	$106,142	$22,069	20.8%
Gross margin	67.2%	69.8%
The increase in cost of revenue of $16.7 million, or 36.4%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, was primarily driven by an increase of $5.4 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and an $8.9 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had a net increase of $2.1 million in personnel costs, other overheads, and amortization expenses. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $22.1 million, or 20.8%, in the three months ended October 31, 2025, compared to the three months ended October 31, 2024, and our gross margin decreased 2.6% to 67.2% in the three months ended October 31, 2025 from 69.8% in the three months ended October 31, 2024. The decrease was primarily due to expenses resulting from the acquisition of OfferFit, including personnel costs of acquired workforce and amortization expense of acquired technology, in addition to, increased costs related to our tech stack.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Sales and marketing	$88,596	$74,658	$13,938	18.7%
The increase in sales and marketing expense of $13.9 million, or 18.7%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, was primarily driven by an increase in personnel costs and overhead costs of $7.6 million, which included $1.3 million of stock-based compensation costs. Additionally, the increase was driven in part by an increase of $3.8 million in promotional and product marketing, primarily related to increased expenditures in the hosting of regional customer events, our annual customer conference, and other sales related events, and an increase of $1.4 million in deferred contract costs as a result of sales growth.
Research and Development Expense

	Three Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Research and development	$44,067	$32,855	$11,212	34.1%

The increase in research and development expense of $11.2 million or 34.1%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, was primarily driven by an increase of personnel and overhead costs of $9.7 million, which included $5.5 million of stock-based compensation costs, an increase in software costs of $1.3 million. These increases were primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Three Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
General and administrative	$33,093	$31,199	$1,894	6.1%

The increase of general and administrative expenses of $1.9 million, or 6.1%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024 was primarily driven by a $2.9 million increase in personnel and overhead costs, which included $2.2 million of stock-based compensation costs. The increases were due in large part to an increase in headcount within the finance and administrative functions to continue to scale our processes, systems, and controls to enable our ongoing compliance with public company legal and regulatory requirements. These increases were partially offset by decreases in other operating expenses, including bad debt and donation expense.

Other Income, Net

	Three Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Other income, net	$3,405	$5,294	$(1,889)	(35.7)%

The decrease in other income, net of $1.9 million, or 35.7%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, was attributable to a $2.0 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period.

Comparison of the Nine Months Ended October 31, 2025 and October 31, 2024
Revenue

	Nine Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Revenue	$533,012	$433,010	$100,002	23.1%
The increase in revenue of $100.0 million, or 23.1%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, was primarily driven by a $92.0 million, or 22.1%, increase in subscription revenue. Approximately 53.7% of the increase in subscription revenue was attributable to the growth from existing customers, increase in monthly active users, expansion across channels, and committed entitlements and features, and the remaining 46.3% was attributable to new customers. Total customers grew to 2,528 as of October 31, 2025 from 2,211 as of October 31, 2024. Professional services revenue increased $8.0 million, or 48.2%, due to an increase in deliverability services, technical account management, support engagement services, and onboarding revenue. Additionally, in the nine months ended October 31, 2025, our international revenue increased by $47.2 million, as we continued to expand market penetration in regions such as Europe and Asia-Pacific.
Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Cost of revenue	$171,709	$133,878	$37,831	28.3%
Gross profit	$361,303	$299,132	$62,171	20.8%
Gross margin	67.8%	69.1%

The increase in cost of revenue of $37.8 million, or 28.3%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, was primarily driven by an increase of $11.1 million in hosting, infrastructure and other third-party fees associated with delivering our platform and a $18.7 million increase in third-party messaging fees associated with growth in premium messaging channels. In addition, we had a net increase of $7.3 million in personnel costs, other overheads, and amortization expenses. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $62.2 million, or 20.8%, in the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, and our gross margin decreased 1.3% to 67.8% in the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The decrease was primarily due to expenses resulting from the acquisition of OfferFit, including personnel costs of acquired workforce and amortization expense of acquired technology, in addition to, increased costs related to our tech stack. Additionally, the gross margin in the nine months ended October 31, 2025 was impacted by a one-time charge to revenue related to our April 2024 service disruption.
Operating Expenses

Sales and Marketing Expense

	Nine Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Sales and marketing	$245,322	$213,054	$32,268	15.1%
The increase in sales and marketing expense of $32.3 million, or 15.1%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, was primarily driven by an increase in personnel costs and overhead costs of $20.8 million, which included $4.1 million of stock-based compensation costs, as a result of a period-over-period increase in headcount. Additionally, the increase was primarily due to an increase in net amortization of deferred contract costs of $4.2 million as a result of sales growth and an increase of $4.8 million in promotional and product marketing, primarily related to increased expenditures in the hosting of regional customer events, our annual customer conference, and other sales related events.

Research and Development Expense

	Nine Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Research and development	$122,114	$100,369	$21,745	21.7%

The increase in research and development expense of $21.7 million, or 21.7%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, was primarily driven by an increase of personnel and overhead costs of $18.3 million, which included $8.6 million of stock-based compensation costs, and an increase in software costs of $2.7 million. The increase in personnel costs and software costs were primarily due to a period-over-period increase in headcount to support our continued investment in the features and functionality of our platform.

General and Administrative Expense

	Nine Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
General and administrative	$110,387	$86,309	$24,078	27.9%

The increase in general and administrative expenses of $24.1 million, or 27.9%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, was primarily driven by an increase in personnel and overhead costs of $12.4 million, which included $2.2 million of stock-based compensation costs. These increases were primarily due to investments in our finance and administrative functions to continue to scale our processes, systems, and controls, to enable our ongoing compliance with public company legal and regulatory requirements. Additionally, there was an increase of $11.6 million in professional services and legal costs primarily associated with acquisition-related expenses.

Other Income, Net

	Nine Months Ended October 31,
	2025	2024	Change	% Change
	($ in thousands)
Other income, net	$13,040	$15,968	$(2,928)	(18.3)%

The decrease in other income, net of $2.9 million, or 18.3%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, was primarily driven by a $2.7 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period.
Liquidity and Capital Resources
Sources of Funds
As of October 31, 2025, our principal source of liquidity was cash, cash equivalents, and marketable securities of $387.3 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government and corporate securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $686.5 million as of October 31, 2025. We had cash flows provided by operating activities for the nine months ended October 31, 2025 of $52.1 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of October 31, 2025, we had total deferred revenue of $271.5 million, of which, $271.4 million was recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$52,063	$19,597
Net cash used in investing activities	$(43,444)	$(35,629)
Net cash provided by financing activities	$9,165	$5,518
Operating Activities
For the nine months ended October 31, 2025, net cash provided by operating activities was $52.1 million, primarily due to a net loss of $99.2 million, adjusted for non-cash charges of $151.5 million, and net changes in our operating assets and liabilities of $0.3 million. The non-cash adjustments primarily relate to stock-based compensation of $106.0 million and amortization of deferred contract costs of $29.9 million. The cash inflow from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $24.0 million as a result of billings for new bookings and renewals, as well as a decrease in accounts receivable of $9.5 million and a decrease in accrued expenses of $5.9 million. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $39.2 million as a result of commissions on new bookings and renewals.

For the nine months ended October 31, 2024, net cash provided by operating activities was $19.6 million, primarily due to a net loss of $87.0 million, adjusted for non-cash charges of $123.3 million, and net changes in our operating assets and liabilities of $16.7 million. The non-cash adjustments primarily relate to stock-based compensation of $87.2 million, amortization of deferred contract costs of $26.0 million. The cash inflow from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $19.5 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $34.8 million as a result of commissions on new bookings and renewals.
Investing Activities
Net cash used in investing activities was $43.4 million for the nine months ended October 31, 2025, primarily consisting of cash paid for the acquisition of OfferFit, net of cash acquired of $181.9 million, purchases of marketable securities of $111.9 million, purchases of property and equipment of $4.8 million, and capitalization of internal-use software costs of $3.1 million, offset by maturities of marketable securities of $137.5 million.
Net cash used in investing activities was $35.6 million for the nine months ended October 31, 2024, primarily consisting of purchases of marketable securities of $179.5 million, purchases of property and equipment of $12.1 million, and capitalization of internal-use software costs of $3.0 million, partially offset by maturities of marketable securities of $159.1 million.
Financing Activities
Net cash provided by financing activities was $9.2 million for the nine months ended October 31, 2025, consisting of proceeds from the exercise of common stock options of $4.3 million and proceeds from stock purchases associated with the employee stock purchase plan of $4.9 million.

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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$52,063	$19,597
Less:
Purchases of property and equipment	(4,768)	(12,147)
Capitalized internal-use software costs	(3,111)	(3,023)
Non-GAAP free cash flow	$44,184	$4,427
Net cash used in investing activities	$(43,444)	$(35,629)
Net cash provided by financing activities	$9,165	$5,518
Our free cash flow increased for the nine months ended October 31, 2025 from the nine months ended October 31, 2024, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $134.1 million and $84.1 million, respectively, as of October 31, 2025. Purchase commitments for business operations are predominately related to cloud hosting, infrastructure, and other software-based services and due primarily over the next three years. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $387.3 million as of October 31, 2025, of which $285.5 million was invested in government securities and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of October 31, 2025, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025, the end of the period covered by this Quarterly

Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness discussed in this Item 4, our disclosure controls and procedures were not effective as of October 31, 2025.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, tariffs, and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations (including those related to tariffs, taxation, and importation), domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related increases in interest rates have affected customer spending behavior. Significant continued increases in inflation, continued economic volatility and related increases in interest rates could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Additionally, our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, who may choose to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand. Macroeconomic factors may also impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $533.0 million and $433.0 million for the nine months ended October 31, 2025 and 2024, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $99.2 million and $87.0 million for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $686.5 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We currently have customers in North and South America, Europe, the Middle East and the Asia-Pacific region. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States as a result of international conflicts, domestic unrest or the emergence of new highly infectious diseases, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2025, we completed our acquisition of OfferFit, Inc., a modern reinforcement learning company, for $325 million, using a combination of cash and shares of our Class A common stock. This acquisition, and any other acquisition or investment we may make in the future, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, including those of OfferFit, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. Additionally, we funded a significant portion of the OfferFit acquisition with the issuance of shares of our Class A common stock, which will have a dilutive impact. Future transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction, including OfferFit, fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

As of October 31, 2025, we owned 27 granted patents related to our platform and its technology and had eight patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock listed on the Nasdaq Global Select Market, has one vote per share. As a result, as of October 31, 2025, holders of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 49.5% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) collectively beneficially owned, in the aggregate, outstanding shares representing approximately 56.9% of the total voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, and in particular our executive officers, directors and holders of 5% or more of our common stock (by voting power), will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

Further, beginning in October 2025, our outstanding Class B common stock represented less than 10% of our outstanding common stock, and, accordingly, all outstanding shares of Class B common stock will automatically convert into shares of Class A common stock in January 2026. Following this conversion, the holders of our Class B common stock are expected to collectively beneficially own, in the aggregate, shares representing less than 9% of the voting power of our outstanding capital stock, and our executive officers, directors and holders of 5% or more of our common stock (by voting power) are expected to collectively beneficially own, in the aggregate, outstanding shares representing less than 32% of the total voting power of our outstanding capital stock. We cannot predict the impact of these stockholders no longer being able to exercise considerable influence over matters requiring stockholder approval, or if such loss of influence may adversely affect corporate matters or the market price of our Class A common stock.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended October 31, 2025:

•On August 1, 2025, we issued 24,116 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.
Use of Proceeds

Not applicable.
Item 3.    Defaults Upon Senior Securities

Not applicable.
Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On October 15, 2025, Astha Malik, our Chief Business Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 48,928 shares of our Class A common stock and all the shares received upon the settlement of 93,103 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award, in each case, subject to the satisfaction of specified price conditions. The plan will terminate on June 30, 2026, subject to early termination for certain specified events set forth in the plan.
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
Date: December 9, 2025

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: December 9, 2025