Form 10-K
period 2026-01-31
Braze, Inc.
filed 2026-03-25
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on July 31, 2025 was approximately $2.7 billion.

At March 17, 2026, there were 113,448,702 shares of the registrant’s Class A common stock with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2026.

Braze, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2026

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

Trademarks

“Braze,” “Braze Alloys,” “Braze Audience Sync,” “Braze Bonfire,” “Braze Cares,” “Braze Catalogs,” “Braze Classification,” “Braze Cloud Data Ingestion,” “Braze Currents,” “Braze Segments,” “Braze Teams,” “Be Absolutely Engaging,” “Canvas,” “Braze Content Cards,” “BrazeAI,” “BrazeAI Decisioning Studio,” “BrazeAI Operator,” “BrazeAI Agent Console,” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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
PART I
Item 1. Business
Vision

To forge vibrant connections between people and the brands they love, fueled by a community that inspires and technology that lights the way.
Overview

Braze is a leading customer engagement platform that empowers brands to Be Absolutely Engaging. Customer Engagement is an emerging category of business activity and software which we define as the full set of activities that companies use to build and maintain direct, meaningful relationships with their customers. Our platform brings together rich, first-party context, transforms that context with composable intelligence (models, agents, and operators), and delivers continuous, and personally relevant interactions across channels. As of January 2026, 2,609 customers around the world trusted Braze to power their cross-channel customer engagement strategies. In January 2026, our platform enabled interactions with 8.0 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 7.2 billion in January 2025.

Our bond with technology has strengthened immensely over the past decade as we welcomed connected devices, digital services, and, most recently, artificial intelligence, or AI, into nearly every part of our lives. Braze was founded in 2011 in response to the step change in human history ushered in by the smartphone, when we became significantly more connected to each other and to the products and services that brands compete to sell to us. Today, we interact with many brands across a myriad of digital and physical touchpoints. The first-party data generated from the increase in digital touchpoints in particular has provided brands with new opportunities to reach customers with the right message at the right time, but it has also increased consumer expectations for brands to understand and anticipate their needs regardless of where they interact. The ongoing platform shift to AI has further elevated expectations for a personalized experience and creates new opportunities for brands to connect with their customers. These trends have put competitive pressure on brands to increase their focus and investment on customer experience. Successful brands now use customer engagement software that leverages first-party data to make customer relationships actionable while differentiating them from their competition and ultimately transforming their businesses. The end results are more lasting customer relationships that increase brand loyalty and customer value over time. We view our own role as steward of a brand's first party relationships, achieved through the sophisticated management of their first-party data, as well as the orchestration and delivery of critical components of their marketing and product experience across an increasingly non-linear and digital customer journey.

Most cross-channel marketing automation platforms available today approach customer engagement on a channel-by-channel or campaign-by-campaign basis, which creates data and engagement silos that result in disjointed customer experiences and diminishes customer loyalty. We built Braze to facilitate the craft of customer engagement—a pursuit that is distinct from merely the activity of sending marketing messages. The craft of customer engagement brings together diverse skillsets, bold creativity, the sophisticated use of AI, data, and an agile, experimental approach to the strategy that unlocks value in more of the moments that matter for customers as they move through their journey with a brand.

In addition to avoiding siloed channels and data, our platform empowers real-time engagement between brands and their customers. The real-time nature of the interactions we enable is crucial, and is made possible by our proprietary, enterprise-grade stream processing architecture. This architecture underpins the Braze Data Platform which receives, contextualizes, and responds to first-party customer data in the moment. We have designed it to listen like a human would, process new information in context, and react instantaneously, enabling marketers to run engagement campaigns and messaging that feel relevant, personal, and human.

Braze also unleashes the power of interdisciplinary teams by serving numerous stakeholders beyond traditional marketers and creative teams, including product and engineering teams, business intelligence, data science, and data engineering teams. Our platform produces valuable data that informs decisions and actions across customer engagement strategies. Our engagement capabilities transcend marketing use cases, often being used for product or transactional use cases that facilitate or enhance the consumer’s experience with the brand or product. As a result, Braze is often a critical part of our customers’ communications infrastructure.

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

A key aspect of Braze's differentiation is that we offer a platform, not a point solution, that gives brands an end-to-end solution for achieving their customer engagement goals, not just a tool to send messages. We vertically integrate our data activation, insights and segmentation, orchestration, personalization and relevance capabilities and also leverage AI investments across each layer of the stack, so coordinating between them is simple and fast. Meanwhile, we abstract away the particulars of disparate data sources through our Braze Data Platform and the vagaries of the many messaging channels we support, so that when marketers implement their customer engagement strategies in Braze, they can maintain a customer-centric mindset – focused on the intersection of the goals of their brand with the needs of the consumer, not the complexity of data integrations or siloed message channels. This also provides consistency across Braze's insights and segmentation, orchestration, and relevance feature set, making it easier for our customers to expand across channels, and allowing our research and development investments into areas like BrazeAI Decisioning Studio and BrazeAI Agent Console or Braze's Canvas visual development environment to deliver broad impact quickly and efficiently.

This product architecture supports differentiated use of AI and machine learning through its comprehensive access to first party-data, and an ability to directly take action to guide the customer journey. When deployed by our customers, our platform is typically leveraged across consumer touchpoints and sources of first-party data, including integration of the Braze software development kits, or SDKs, into end-user applications, ChatGPT applications, foundational LLM models through the Model Context Protocol (MCP), websites, and the configuration of automated connections into customer data warehouses or data platforms via the Braze Data Platform. This enables more advanced experimentation and automated decision making and also creates the opportunity to personalize and optimize customer journeys at scale. With BrazeAI, marketers can improve outcomes for both consumers and brands by creating experiences with relevant content, journeys, and offers tailored to each individual. Our platform also has the promise to improve operational efficiency for the teams that use Braze – as we continue to expand our product surface area and enhance its capabilities by infusing AI, we can help brands create personalized, cross-channel solutions faster with BrazeAI Operator, and compound their learnings through automated experimentation and data analysis, ultimately increasing their return on investment over time.

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

We support interactions across both in-product and out-of-product messaging channels. Today, our messaging channels consist of widely used digital channels such as email; mobile messaging such as SMS, MMS, and RCS messages, WhatsApp and LINE messaging, and webhooks; as well as in-product and web experiences such as in-app messages (including in-product messaging to apps on connected TV and gaming platforms), in-browser messages, surveys, mobile and web push notifications, Braze Content Cards and Banners– which are flexible, content-rich messages embedded in a mobile app or web browsers,

Landing Pages– which are standalone web pages with a single call-to-action often used for audience acquisition and conversion, and Feature Flags– which allow our customers to remotely enable or disable mobile or web experiences for different audiences. Finally, Braze Audience Sync also unifies owned and paid channel strategies across platforms such as Meta, Google, TikTok, Pinterest, Snapchat, LinkedIn, The Trade Desk, and Criteo. The flexibility of our platform also allows us to add new channels quickly and efficiently as they become relevant to our customers.

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

Our Competitive Strengths

Composable Intelligence Embedded Throughout the Platform

The Braze Customer Engagement Platform is an end-to-end solution with AI integrated across every layer. With Braze at the center of their engagement architecture, marketers can graduate from stitching together point solutions and legacy bolt-ons, and start delivering personalized, measurable experiences from one platform. BrazeAI equips marketers with intelligent models, agents, and operators that empower them to deliver smarter, faster, and more relevant engagement at scale. By enabling customers to create their own AI agents to enhance their data workloads and customer journeys, and leverage AI decisioning models designed for maximum performance uplift in their most valuable use cases, Braze gives marketers the flexibility to orchestrate personalized, high-impact experiences through composable intelligence. BrazeAI, including BrazeAI Decisioning Studio, BrazeAI Operator, and BrazeAI Agent Console, puts intelligent agents to work, enabling marketers to personalize every customer interaction, generate and build seamlessly, and unlock new levels of creativity to drive measurable business results.

Data Streaming Architecture Processes First-Party Data in Real Time

The scalable, real-time capabilities of Braze's classification, orchestration, and relevance optimization systems are made possible by our proprietary, enterprise-grade stream processing architecture. This architecture receives, contextualizes and reacts to first-party customer data in the moment. Our platform allows for high-volume, continuous streaming of user data to be processed in real time, providing a live understanding of the many interactions that consumers are having with a brand. Unlike batch processing, which is easier to scale, but held back by its architecture, our event-driven stream processor contextualizes and understands each unit of data as it is created.

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

Our architecture ensures that our capabilities can be used across all of our channels, maximizing the impact of new feature development. This is particularly valuable for the investments we have and will continue to make in AI and machine learning features, such as predictive audience targeting, AI in-product assistant, and automatic multivariate testing and optimization, which are designed to improve performance and reduce the amount of manual time that marketers dedicate to building and executing customer engagement campaigns, thereby improving overall results without additional effort. Additionally, when we add new channels, they immediately benefit from all of the existing functionality that we have already built, which makes them fully featured and robust from the outset. This means that these new channels can compete against existing point solutions at launch and reach scale more quickly.

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

Global, High Performance at Scale

As brands continue to grow, transform, and conduct more of their business digitally, they need a customer engagement platform that scales with them. In January 2026, our platform enabled interactions with 8.0 billion monthly active users via our customers’ apps, websites, and other digital interfaces, up from 7.2 billion in January 2025. Our scalability distinguishes our platform from point solutions, and we can handle the biggest of enterprise needs with highly reliable uptime. We facilitate the rapid delivery of a high volume of messages, which enables us to power a brand’s highest-volume events, whether they are expected, like Black Friday, or unexpected events or scenarios.

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

Rapid Time to Value Across the Organization

While for many brands the marketing organization has traditionally owned the responsibility for customer engagement, cross-functional collaboration enhances the experience for the customer and improves the return on investment for the marketing organization. For brands that take a collaborative approach, marketing teams work hand-in-hand with data, product and engineering teams to optimize customer engagement. For example, our BrazeAI Operator product is designed to support brand and creative teams to easily manage reusable brand guidelines as part of content generated using Operator. Agent Console’s composability to bring your own API keys allows engineering and AI teams to partner with marketing on governance and controls for LLM models.

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

Braze gives teams across a company the power to imagine, create, and evolve brilliant customer experiences. When designing campaigns, marketers use our composition tools to bring new creative ideas to life across all appropriate channels and platforms. They can also leverage the strategic and creative insights of our Customer Experience teams along with our growing Braze Alloys Partner Network, or find inspiration through engaging with our Braze Bonfire customer community as they brainstorm new approaches. When it comes time for execution, marketers and product engineers use Braze to orchestrate personalized experiences and directly embed them into their products. Finally, data scientists and business intelligence teams analyze data gained from marketing and lifecycle campaigns, creating a rapid experimentation loop that compounds improvements and gains over time, and helps inspire new creative ideas. We serve as the unifying thread that enables brands to draw on the strength of multiple teams working in concert to bring creative, technical and business intelligence skills together.

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

Growth Strategy

The principal components of our growth strategy are:

•Acquire new customers: We intend to continue to expand our customer base in verticals where we already have a strong presence — such as retail and consumer goods, media and entertainment, gaming, sports, restaurants and on-demand services, healthcare and life sciences, technology, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries and verticals subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating to further propel adoption of our technology.

•Expand within our existing customer base: We believe we can achieve significant growth by expanding sales within our existing customer base. We expand the use of our platform with existing customers by, among others, adding new channels and increasing the consumption of flexible credits for messaging, and other actions, such as agent invocations in Agent Console, as their businesses and needs continue to grow and as they connect directly with additional consumers, which in turn leads to a need for greater messaging capacity. The addition of new channels that benefit from our orchestration engine and real-time streaming platform may also further differentiate our product, helping to sustain or increase win-rates. We also anticipate that as more customers reach higher levels of digital sophistication, they will invest in additional decisioning, agentic, data streaming and data management capabilities. We see an opportunity within our customers’ organizations to create new use cases for our platform as they broaden the use of our platform beyond the traditional marketing team, as marketers become more technically savvy, as technologists work more closely with marketing teams, and as data scientists become more influential within their organizations. Given that many of our customers are multinational conglomerates, we also see the opportunity to further penetrate our existing customer base by expanding to new brands and new geographies within those existing customer organizations.

•Expand geographically: We believe there is a significant opportunity to continue to expand usage of our platform outside the United States, both by expanding our presence in international markets where we operate today and by entering markets we have not yet penetrated. For instance, we have operational footprints across North America, South America, Europe, the Asia-Pacific region, and the Middle East. We have expanded the global footprint of our infrastructure to offer hosting for Braze in the United States, the European Union, Australia, Japan, and Indonesia.

•Expand our technology leadership through continued investment and new products: We are focused on investing in research and development to continue to enhance our platform. For example, we continue to develop our AI capabilities to enable brands to better analyze and act on customer data. We believe our market-driven product development approach maximizes the return on new feature development and channel expansion. Our customers consistently volunteer to participate in the testing of new products, which indicates their appetite for new and innovative functionality. We believe our continued innovation will provide new avenues for growth through which we will continue to deliver differentiated outcomes for our customers.

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

Our Products

We offer a comprehensive platform of leading edge data, AI, and interaction capabilities built for marketers and their AI agents to deliver on the promise of creative and sophisticated Customer Engagement that drives growth for their businesses. Our differentiation is enhanced by our vertically integrated agentic development environment, high-scale orchestration system, and streaming data infrastructure. The resulting platform is what powers modern customer engagement through AI, data activation, segmentation, orchestration, reporting and insights, creative production relevance optimization, and cross-channel interaction. BrazeAI functions, across all layers of this technology stack to drive efficiency and performance for our customers.

BrazeAI

Braze delivers a range of BrazeAI features across all layers of its vertically-integrated technology stack to enable brands to create, personalize, and optimize their customer engagement efforts. While BrazeAI is found throughout the platform, we provide specific features such as:

•BrazeAI Decisioning Studio: Decisioning Studio is a multi-agent decisioning engine that personalizes every aspect of communication, including channel, message content, creative, offer, timing and frequency, and that uses reinforcement learning to continuously optimize for business goals and outcomes.

•Agent Console: Agent Console is a marketer-facing environment to build, compose and deploy custom AI agents for tasks such as localization, lead scoring and content generation. The console supports major foundation models, like Google Gemini, Anthropic, and OpenAI, and encourages composability through cross-integration of AI features and the Braze Data Platform, as well as the embedding of agentic reasoning and content creation capabilities into the Canvas environment.

•Operator: Operator is a LLM-powered assistant that allows marketers to get strategic guidance and speed up routine work. Operator can take actions with the Braze dashboard using its expertise to produce better outcomes, faster.

•Liquid Assistant and AI Copywriter: The BrazeAI Liquid Assistant makes it easy for marketers to generate Liquid from templates, receive personalized Liquid suggestions, and optimize existing Liquid using natural language prompting. The assistant also provides annotations explaining the Liquid used, so marketers can further develop their skills and understanding of Liquid.

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

•MCP Server: MCP, is a standard that lets AI agents connect to and work with data from another platform. It has two main parts: (1) MCP client: The application where the AI agent runs, such as Cursor or Anthropic’s Claude, and (2) MCP server: A service provided by another platform, like Braze, that defines which tools the AI can use and what data it can access. Once configured, the MCP Server acts as a bridge between AI tools, such as Anthropic’s Claude, and a customer’s Braze account, giving them conversational access to campaigns, canvases, segments, custom attributes, and more.

Braze Data Platform

The Braze Data Platform is a comprehensive, composable set of Braze capabilities and partner integrations designed to help marketers leverage data to deliver more impactful, scalable customer experiences powered by Braze. This includes features such as:

•Braze SDKs: The primary way in which customers integrate our platform into their websites and applications is via our SDKs. SDKs are software libraries that reside within our customers’ applications or websites, automatically managing data ingestion and the delivery of mobile and web notifications, in-application / in-browser interstitial messages, and Braze Content Cards. Our SDKs can be integrated into a wide variety of digital interfaces including iOS, Android, Desktop / Mobile Web, connected TVs, the Unity game engines, AI, including ChatGPT, applications, and application development frameworks such as React Native and Cordova. By embedding new messaging capabilities directly in our SDKs, we can rapidly deploy new functionality to our customers, with little to no additional effort on their part.

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

•Marketing Pressure Management: Customers can create sophisticated and targeted campaigns designed to appropriately target the individual consumer. Across their many campaigns and customer engagement programs, customers can use quick-to-deploy features inside of Canvas to test new strategies or perform A/B testing and multi-armed bandit optimization across a variety of dimensions, including delivery frequency and channel selection. For their most important use cases, Braze customers can also leverage advanced machine learning through our Decisioning Studio, where an autonomous agentic decision maker presides over a collection of AI-driven contextual bandits who are equipped to make optimization decisions across many dimensions at once, improving performance over time.

Reporting and Analytics

We provide a variety of analytics features to help our customers understand and improve their customer engagement strategies:

•Campaign and Canvas Analytics: Our platform provides analytics breakdowns for all Campaigns and Canvases, including tracking conversion rates. Customers can create multiple variants and results can be compared statistically against one another or a control.

•Funnel and Retention Reports: Customers can analyze the retention uplift caused by a messaging strategy, or create and analyze funnels of actions that were taken by consumers after receiving a message.

•Report Builder: Customers can create custom reports to analyze the total uplift and aggregate statistics from their usage of our platform.

•Dashboards: Braze enables customers to aggregate and further analyze engagement, conversion, deliverability, and other key performance metrics using pre-built, customizable dashboards.

•Query Builder and BrazeAI Query Builder: Customers can generate highly-customized reports using a SQL editor or pre-built template. The BrazeAI Query Builder makes it easy for marketers to generate SQL from natural language prompting and receive sample SQL query suggestions.

•Global Holdout Groups: To allow customers to isolate the impact of their marketing efforts, customers can create global holdout groups, consisting of consumers who should only receive a subset of critical communications from the customer (e.g., password reset emails) and otherwise be held out from all communication. Lifetime value of this holdout group can be easily compared against that of consumers who received the full suite of Braze engagement.

Creativity and Relevance

•BrazeAI Content Generation and Quality Assurance: As part of the overall composable intelligence framework, we see the following features helping not only the marketer, but also their agents to leverage these capabilities. The configurations and guidelines that marketers set for AI-generated content become the foundation for agents to build their context and skills to deliver on the promise of creative and sophisticated Customer Engagement.

◦AI Copywriting Assistant: The BrazeAI copywriting assistant enables customers to generate relevant copy that references their brand personality and guidelines. Customers can generate marketing copy directly in message composers in the Braze dashboard, offering inspiration for new approaches to copy or helping to scale personalized, on-brand copy across customer experiences.

◦AI Image Generator: Customers can generate images for their media library using BrazeAI. This system can create realistic images and art from a description in natural language.

◦AI Content QA: Content QA using BrazeAI performs checks on the content of a message, confirming that it adheres to quality standards by identifying ineffective elements such as spelling errors, grammar issues, inappropriate tone, and offensive language.

•Content Management: Customers can upload, store and reuse various types of content across messages. Braze offers both pre-built and customer-generated templates, a media asset library, a preference center builder and Content Blocks. Operator lets marketers start from scratch to generate their first email or agent using just a prompt or to build on existing content, brand guidelines, agents, and Canvases as context for creating new content. Content Blocks enable customers to create reusable, cross-channel content (including Liquid Templating content). Templates, Content Blocks and a customer’s preference center can also be updated and managed via API, extending their functionality and connecting them to customer data sources dynamically. Customers can also utilize our generative AI functions to support the development of new content or images, and use our approval workflows to provide additional oversight of how and when content is used in campaigns.

•Catalogs: Customers can store relational or tabular data with Braze that can be used for segmentation, event triggering, and message personalization. Data stored in Braze Catalogs can be synced automatically from customer data warehouses using Braze Cloud Data Ingestion, and Catalogs natively supports triggered notifications such as "back-in-stock" journeys that can trigger when an item in a Catalog is replenished and back in stock. For example, Catalog data can be combined with our Braze segmentation to identify high-value cohorts of customers, such as users who recently viewed products that are now discounted. Catalogs can also be used for product recommendation use cases. Agent Console integrates with Catalogs to bring the power of LLMs to Catalogs, supporting use cases like copy-writing, translation, summarization, and scoring.

•Templating Language: Customers can personalize messages using the Liquid Templating language to inject personalized content into their messages. Our platform allows customers to flexibly utilize a wide variety of data in this templating process, including data ingested and stored on consumer profiles, from Catalogs, as well as contextual data, such as properties of a consumer action that triggered a message flow. Personalization options include use cases such as listing a set of consumer-specific recommendations or creating sophisticated if/else logic inside of a message to conditionally determine what content to deliver.

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

◦Braze Content Cards and Banners: In addition to ephemeral messages, we offer Braze Content Cards and Banners, a proprietary product where a personalized feed of user-controllable content is embedded directly into applications and browsers for persistent viewing.

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

◦Ad Network Integrations: Using Braze Audience Sync with Meta, Google, TikTok, Snapchat, Pinterest, Linkedin, The Trade Desk, or Criteo, brands can sync first-party data from Braze to each respective advertising platform to deliver more relevant advertisements outside the Braze platform based upon behavioral triggers, segmentation and more.

◦WhatsApp Integration: Our platform is directly integrated with WhatsApp, making it easy to natively compose and orchestrate two-way messages as part of cross-channel campaigns in Braze.

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

Trust

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

Our Competition

The market for customer engagement solutions is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement, but we believe that none of our competitors currently offer comparable comprehensive customer engagement solutions. We face competition from software companies that offer marketing solutions, such as Adobe, Salesforce, Iterable, and Klaviyo.

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

For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Additionally, to the extent there is sustained economic volatility, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors may respond to market conditions by lowering prices or making other contractual concessions in an attempt to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. There has also been significant merger and acquisition activity in the technology industry, including among our competitors. These consolidation trends could increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Sales and Marketing

We sell subscriptions to our platform primarily through a direct sales force with primary operations in North America, South America, Europe, the Middle East, and the Asia-Pacific region. Our team of account executives is responsible for selling to new customers as well as existing customers who may renew their subscriptions, increase the usage of our platform over time and expand the deployment of our platform across their organizations. In addition, we sell our platform through our joint venture in Japan, as well as through resellers in certain strategic markets.

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

As of January 31, 2026, we owned 29 patents and had four patent applications pending for examination in the United States and no non-U.S. patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire at various times between 2044 and 2045. As of January 31, 2026, we owned 11 registered trademarks in the United States and 93 registered trademarks in various non-U.S. jurisdictions.

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

As of January 31, 2026, we had a total of 1,988 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We offer employees a variety of professional development opportunities and encourage a performance-driven environment. We have focused on creating a robust culture to encourage retention and engagement. See “— Our Culture” above for additional information about our human capital management practices.

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
•Our use of artificial intelligence, and machine learning in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, tariffs, and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations (including those related to trade wars, tariffs, taxation, and importation), domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related fluctuations in interest rates have affected customer spending behavior, and if any of factors continue or are exacerbated, could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Additionally, our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, who may choose to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand. Macroeconomic factors may also impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase in our bad debt expense, either of which could negatively impact our free cash flow. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $738.2 million and $593.4 million for the fiscal years ended January 31, 2026 and 2025, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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
•fluctuations in our effective tax rate; and
•general gobal economic and political conditions, as well as economic conditions specifically affecting industries in which our customers operate.

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $130.8 million, $104.0 million, and $130.4 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. We had accumulated deficits of $718.1 million and $586.8 million as of January 31, 2026 and 2025, respectively. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as Adobe, Salesforce, Iterable, and Klaviyo. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is sustained economic volatility, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors have in the past responded, and may continue in the future to respond, to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, there has been significant merger and acquisition activity among our competitors and the broader technology industry. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. Additionally, we cannot predict what, if any, actions regulators will take regarding the use and sale of customer engagement software or in our key markets in the future. Any regulatory restrictions on the use of customer engagement tools from domestic or foreign regulators could reduce demand for our platform in the United States and foreign markets. Further, recent advances in, and the public availability of, generative and agentic AI have been, and may continue to be, a significant disruptor in consumer engagement and marketing strategies. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected. Further as we develop, acquire, and introduce new services and technologies, including those that may incorporate AI and machine learning, we may be subject to new or heightened legal, ethical, and other challenges.

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
•the introduction of products and technologies, including AI technologies, that serve as a replacement or substitute for, or represent an improvement over, our platform;
•technological innovations, including related to AI, or new standards that our platform does not address;
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

A component of our growth strategy involves the further expansion of our operations and customer base internationally, which will require significant dedication of management attention and financial resources. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We currently have customers in North and South America, Europe, the Middle East, and the Asia-Pacific region. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, any future stay-at-home, business closure and other restrictive orders and travel restrictions into and outside the United States as a result of international conflicts, domestic unrest or the emergence of new highly infectious diseases, if any, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2025, we completed our acquisition of OfferFit, Inc. This acquisition, and any other acquisition or investment we may make in the future, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, including those of OfferFit, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. Additionally, we funded a significant portion of the OfferFit acquisition with the issuance of shares of our Class A common stock, which will have a dilutive impact. Future transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction, including OfferFit, fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data security and data protection laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Federal laws also limit the processing of personal data of children under 13. Violations of these laws can lead to statutory penalties (up to $53,088 per violation in the case of the Children’s Online Privacy Protection Act, for example). If a private plaintiff or regulator alleges that our privacy, data security or data protection policies and practices are either unfair or deceptive, we may be subject to litigation or regulatory enforcement. In the United States, there are federal and state laws that prohibit unfair and deceptive acts and practices, with federal enforcement typically arising out of Section 5 of the Federal Trade Commission Act, or FTC Act. State analogs to the FTC Act, such as the California Unfair Competition Law, often allow for a private right of action as well.

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

Outside of the United States, an increasing number of laws, regulations, rules and industry standards apply with respect to privacy, data security and data protection. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the version thereof implemented into the laws of the United Kingdom, or the U.K. GDPR, impose strict requirements with respect to processing the personal data of individuals located within the European Economic Area, or the EEA, and the United Kingdom, or the U.K., respectively. While the EU GDPR and the U.K. GDPR remain substantially similar for the time being, the U.K. government has amended the U.K. GDPR through the Data (Use and Access) Act 2025 and may further reform its relevant laws, including in ways that may differ from the EU GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the EU GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to different interpretations and enforcement actions for certain violations and related uncertainty. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater (and the U.K. GDPR currently imposes comparable penalties). Furthermore, because both regimes allow for private rights of action, individuals in the EEA and the U.K. may initiate litigation related to our processing of their personal data.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. For example, the EU, U.K. and Switzerland have agreed to a ‘Data Privacy Framework’ for transfers of personal data from Europe to the U.S. which we rely on. For the time being, this provides a valid mechanism for the international transfer of personal data. Privacy activists have challenged, and are expected to continue to challenge, the adequacy of this transfer mechanism, and therefore we cannot guarantee that such mechanism will remain available to us indefinitely. Additionally, with respect to transfers of personal data from the EEA to the U.K., on June 28, 2021, the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from EU member states to the U.K. to continue until June 27, 2025 without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While this adequacy decision was extended subsequently until December 2031, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs, it could lead to additional costs and increase our overall risk exposure. While we have taken additional steps to mitigate the impact on us, such as implementing the European Commission’s updated standard contractual clauses, or the SCCs, and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the validity of relying on the SCCs as a transfer mechanism has been, and is expected to continue to be, the subject of further litigation in the EU. Likewise, the validity of relying on the Data Privacy Framework to transfer data to the U.S. is vulnerable to litigation or regulatory action.

In addition to EU and U.K. restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and data localization laws, any of which could increase the cost and complexity of doing business in those jurisdictions. If we cannot implement a workable, valid compliance mechanism for cross-

border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from the EEA or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to offer our full range of services in the EEA and elsewhere, limiting our ability to collaborate with parties that are subject to EU and other privacy, data security and data protection laws or requiring us to increase our personal data processing capabilities in the EEA and elsewhere at significant expense.

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

We have in the past, and may continue in the future to, become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under-insured could result in unanticipated costs, and our business, financial condition and results of operations may be adversely affected.

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

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

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

We are required to comply with governmental export and import controls and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we violate the controls.

Our platform is subject to U.S. export controls, including the Export Administration Regulations. We incorporate encryption technology into our platform. These encryption products and the underlying technology are currently considered “publicly available” by the Export Administration Regulations and may be freely exported outside of the United States. However, if they cease to be considered “publicly available,” then these encryption products and underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. Obtaining the necessary export license or other authorization for a particular sale may be time consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit transactions and dealings, including the export or reexport of certain products and services, to countries, governments and persons targeted by U.S. embargoes or sanctions. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform and performing geolocation IP blocking and screenings against United States and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Additionally, U.S. embargoes, trade restrictions and sanctions can change rapidly and unpredictably in response to international events, such as the application of broad sanctions and export control restrictions against Russia and Belarus in connection with the invasion of Ukraine. Future embargoes or sanctions on other jurisdictions could have a significant impact on our business or the business of our customers, either of which could have a material adverse effect on our financial results and operations. Violations of U.S. sanctions or export control laws can result in incarceration for responsible employees and managers or the imposition of significant fines or penalties.

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

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements. Some countries have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from launching our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys.

Changes in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could limit our ability to export or sell our platform to existing or potential customers with international operations and impose additional licensing requirements for the sale of our products. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations and prospects.

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

Further, tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as the Pillar Two framework. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, the U.S Congress enacted the One Big Beautiful Bill Act which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2026, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $543.1 million and $339.6 million, respectively, some of which may be available to offset taxable income in the future, and which expire in various years beginning in 2035 for federal purposes and 2026 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $503.7 million of our NOLs may be carried forward indefinitely for federal tax purposes and various states have enacted tax policies or rules that conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize NOLs incurred in tax years beginning on or before December 31, 2017, before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the IRC or the Code, a corporation that undergoes an

“ownership change” (which generally is defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past and we may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income, some of which may be outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition and results of operations.

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

As of January 31, 2026, we owned 29 granted patents related to our platform and its technology and four patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We have registered the “Braze” name, logo, and/or other marks as trademarks in Australia, Brazil, Canada, the EU, India, Indonesia, Japan, New Zealand, Singapore, Tonga, the United Arab Emirates, the United Kingdom, and the United States. However, any pending or future trademark applications may not be approved, and any registered trademarks may not be enforceable or provide adequate protection of our proprietary rights. The USPTO and various foreign trademark offices also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the trademark registration process and after a registration has issued. There are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under identical or similar brands or we may be forced to abandon marks that we currently rely on.

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

Our use of artificial intelligence, and machine learning in our platform and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.

We have incorporated and may continue to incorporate AI and machine learning solutions and features, including generative and agentic AI solutions and features, into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions and features will enhance our products or services, produce the intended results, or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI and machine learning solutions and features. Our competitors or other third parties may incorporate AI and machine learning tools into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Any of which may have an adverse impact on our results of operations even as our use and development of AI technologies expands.

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

In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI and machine learning technologies, any of which could adversely affect our business, reputation, or financial results. The technologies underlying AI and machine learning and their uses are subject to a variety of laws and regulations related to online services, intermediary liability, intellectual property rights, privacy, data security and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI and machine learning technologies are the subject of ongoing review by various federal, state and foreign governments and regulators, which are applying, or are considering applying, their platform moderation, privacy, data security and data protection laws and regulations to such technologies. Additionally, various federal, state and foreign governments and regulators have implemented, or are considering implementing, general legal and regulatory frameworks for the appropriate use of AI and machine learning, such as the EU’s Artificial Intelligence Act, or the EU AI Act, which entered into force on August 1, 2024. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. Although there are not yet any comprehensive U.S. federal laws specifically governing AI development and use, federal agencies in the United States are applying existing laws to address AI-related risks. In addition, an Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI. Various U.S. states, including New York, California and Colorado, have also passed laws regulating the development and use of AI. As the legal, regulatory, and policy environments around AI and machine learning evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI and machine learning technology, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may not be able to anticipate how to respond to rapidly evolving legal and regulatory frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal and regulatory frameworks on AI and machine learning products are not consistent across jurisdictions. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning solutions that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning solutions may adversely affect our ability to use or sell these solutions or subject us to legal liability.

Risks Related to Socioeconomic Factors

Natural catastrophic events and human-made problems such as climate change, power disruptions, computer viruses, global pandemics, data security breaches, terrorism and war may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, war, power loss, global pandemics, telecommunications failures, climate change-related events or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data. Such events could prevent us from providing our platform and products to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure, or information technology systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our results of operations. In addition, many companies that provide cloud-based services have reported a significant increase in cyberattack activity in recent years. Further, events outside of our control, including natural disasters, climate change-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Accordingly, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of January 31, 2026, we did not maintain effective internal control over financial reporting due to a material weakness identified in the operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology systems, as more fully described in the section entitled "Controls and Procedures" in Item 9A of Part II of this Annual Report Form 10-K. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter we cannot guarantee this will be the case in future periods.

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

In addition, any of our current or future social impact practices and initiatives could be difficult to achieve and costly to implement. In the event that we publicly disclose, voluntarily or otherwise, certain practices and initiatives regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such practices or initiatives, or we could be criticized for the scope of such practices or initiatives, which could negatively impact our ability to attract or retain employees or customers or reduce the attractiveness of our stock in the investment community. There has also been a recent increase in litigation surrounding ESG practices and related disclosures. Further, “anti-ESG” sentiment has gained momentum across the United States, with a growing number of states and federal agencies having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. There can be no assurance that we will not be subject to allegations or claims associated with our sustainability-related claims or other ESG practices and initiatives.

Risks Related to Ownership of Our Class A Common Stock

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our Class A common stock and we do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and governed by the limitations of any credit agreements we may become party to. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The automatic conversion of all outstanding shares of our Class B common stock into Class A common stock has eliminated our dual-class structure, which may subject us to increased stockholder activism and potential proxy contests.

Upon the retirement and automatic conversion of our Class B common stock into Class A common stock on January 30, 2026, our executive officers and early investors no longer hold super-voting rights. Consequently, our voting power is now more widely distributed among our public stockholders. This transition may make us more susceptible to stockholder activism, proxy contests, and unsolicited takeover proposals. Responding to activist campaigns can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Furthermore, perceived uncertainties as to our future strategic direction resulting from this change in voting control could result in the loss of potential business opportunities and cause volatility in our stock price.

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

Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Some of our existing equity holders may have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, we issued shares of Class A commons stock in our acquisition of OfferFit, and have registered the re-sale of these shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

We have registered all of our common stock issuable upon the exercise or settlement of outstanding equity awards, pursuant to the terms of the purchase rights under our employee stock purchase plan or under any other equity incentives we may grant in the future, for public resale under the Securities Act. Such underlying shares of Class A common stock will become eligible for sale in the public market to the extent such shares are issued pursuant to the terms of the applicable equity incentive plan or award agreement, subject to compliance with applicable securities laws.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our Class A common stock is traded on The Nasdaq Global Select Market, or Nasdaq, under the symbol “BRZE”.

Holders of Record

As of March 17, 2026, there were 90 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered with our transfer agent on this date and does not include holders of Class A common stock in “street name” by brokers or other entities on behalf of stockholders or any other individual participants in security position listings.

Dividend Policy

We have never declared or paid any dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our board of directors may deem relevant.

Unregistered Issuances of Equity Securities

The following sets forth information regarding all of our unregistered securities sold in the fiscal quarter ended January 31, 2026:

•On November 1, 2025, we issued 24,116 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.

•On January 30, 2026, we issued 6,885,309 shares of our Class A common stock in connection with the automatic conversion of all then outstanding shares of our Class B common stock pursuant to the terms of our Eighth Amended and Restated Certificate of Incorporation. These shares were issued in accordance with Section 3(a)(9) of the Securities Act.

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

For a discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, refer to “Management's Discussion and Analysis of Financial Condition

and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2025, filed with the SEC on April 1, 2025.

Overview
Braze is a leading customer engagement platform that empowers brands to Be Absolutely Engaging. Our platform brings together rich, first-party context, transforms that context with composable intelligence (models, agents, and operators), and delivers continuous, and personally relevant interactions across channels. Using our platform, brands ingest and process customer data in real time, orchestrate and optimize contextually relevant marketing campaigns across multiple channels. Our platform is designed so that interactions between brands and consumers have the same relevance and cross-channel continuity as human interactions.

Our customers include many established global enterprises and leading technology innovators, and span a wide variety of sizes and industries, including retail and consumer goods, media and entertainment, gaming, sports, restaurants and on-demand services, healthcare and life sciences, technology, and financial services.

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

We have grown significantly in recent periods. We generated revenue of $738.2 million, $593.4 million, and $471.8 million in the fiscal years ended January 31, 2026, 2025, and 2024, respectively, representing year-over-year growth of 24.4% from the fiscal years ended January 31, 2025 to January 31, 2026 and 25.8% from the fiscal year ended January 31, 2024 to January 31, 2025. We had net losses of $130.8 million, $104.0 million and $130.4 million, in the fiscal years ended January 31, 2026, 2025, and 2024, respectively. We had net cash provided by operating activities of $71.4 million, $36.7 million, and $6.9 million in the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Our non-GAAP free cash flow was $58.1 million, $19.6 million and $(6.5) million in the fiscal years ended January 31, 2026, 2025, and 2024, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of January 31, 2026, we had 2,609 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of January 31, 2026, we had approximately 8.0 billion monthly active users, up from approximately 7.2 billion monthly active users as of January 31, 2025.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended January 31, 2026, 2025, and 2024, was 109%, 111%, and 117% respectively, for all our customers, and 110%, 114%, and 120%, respectively, for our customers with ARR of $500,000 or more. In addition, 333, 247, and 202 of our customers had ARR of $500,000 or more as of January 31, 2026, 2025, and 2024, respectively.

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

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the fiscal years ended January 31, 2026, 2025, and 2024, approximately 45%, 45%, and 43%, of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on greenfield opportunities globally. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as the Pillar Two framework. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, the U.S Congress enacted the One Big Beautiful Bill Act, or the OBBBA, which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

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

Provision for Income Taxes

The provision for income taxes consist of the release of the valuation allowance due to the acquisition of Offerfit and income taxes in state and foreign jurisdictions in which we conduct business. We maintain a valuation allowance in jurisdictions where we had net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Fiscal Year Ended January 31,
	2026	2025	2024
	(in thousands)
Revenue	$738,182	$593,410	$471,800
Cost of revenue (1)	242,525	183,191	147,527
Gross profit	495,657	410,219	324,273
Operating expenses:
Sales and marketing (1)	327,012	282,316	247,125
Research and development (1)	167,143	133,969	119,863
General and administrative (1)	146,259	116,093	101,977
Total operating expenses	640,414	532,378	468,965
Loss from operations	(144,757)	(122,159)	(144,692)
Other income, net	16,596	21,557	16,220
Loss before provision for income taxes	(128,161)	(100,602)	(128,472)
Provision for income taxes	2,625	3,445	1,957
Net loss	$(130,786)	$(104,047)	$(130,429)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cost of revenue	$4,829	$4,022	$3,585
Sales and marketing	44,017	38,168	31,198
Research and development	56,816	43,004	38,962
General and administrative	39,239	29,067	23,432
Total stock-based compensation expense	$144,901	$114,261	$97,177
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Fiscal Year Ended January 31,
	2026	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	33%	31%	31%
Gross profit	67%	69%	69%
Operating expenses:
Sales and marketing	44%	48%	52%
Research and development	23%	23%	25%
General and administrative	20%	19%	22%
Total operating expenses	87%	90%	99%
Loss from operations	(20)%	(21)%	(30)%
Other income, net	2%	4%	3%
Loss before provision for income taxes	(18)%	(17)%	(27)%
Provision for (benefit from) income taxes	—%	1%	—%
Net loss	(18)%	(18)%	(27)%

Comparison of the Fiscal Years Ended January 31, 2026 and January 31, 2025
Revenue

	Fiscal Year Ended January 31,
	2026	2025	Change	% Change
	($ in thousands)
Revenue	$738,182	$593,410	$144,772	24.4%
Revenue increased by $144.8 million, or 24.4%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025. Approximately 65.5% of the increase in revenue was attributable to growth from existing customers, and the remaining 34.5% was attributable to growth from new customers.
Cost of Revenue, Gross Profit and Gross Margin

	Fiscal Year Ended January 31,
	2026	2025	Change	% Change
	($ in thousands)
Cost of revenue	$242,525	$183,191	$59,334	32.4%
Gross profit	$495,657	$410,219	$85,438	20.8%
Gross margin	67.1%	69.1%
Cost of revenue increased by $59.3 million, or 32.4%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025. This increase was primarily driven by a $25.2 million increase in third-party messaging fees associated with growth in premium messaging channels and an increase of $17.9 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and services. In addition, we had a net increase of $16.2 million in personnel costs, other overhead, and amortization expenses. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $85.4 million, or 20.8%, in the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025, and our gross margin decreased by 2.0% to 67.1% in the fiscal year ended January 31, 2026, from 69.1% in the fiscal year ended January 31, 2025. The decrease was primarily due to acquisition related operating costs, including personnel costs of acquired workforce and amortization expense of acquired technology, in addition to increased costs related to our tech stack.

Operating Expenses

Sales and Marketing Expense

	Fiscal Year Ended January 31,
	2026	2025	Change	% Change
	($ in thousands)
Sales and marketing	$327,012	$282,316	$44,696	15.8%
Sales and marketing expense increased by $44.7 million, or 15.8%, for the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025. This increase was primarily due to an increase of $34.3 million in personnel costs and allocated overhead costs, for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel. Additionally, advertising, sales, marketing and promotional activities increased by $6.6 million.
Research and Development Expense

	Fiscal Year Ended January 31,
	2026	2025	Change	% Change
	($ in thousands)
Research and development	$167,143	$133,969	$33,174	24.8%
Research and development expense increased by $33.2 million, or 24.8%, for the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025. This increase was primarily due to an increase of $28.2 million in personnel costs and allocated overhead costs, for our research and development organization as a result of increased headcount.

General and Administrative Expense

	Fiscal Year Ended January 31,
	2026	2025	Change	% Change
	($ in thousands)
General and administrative	$146,259	$116,093	$30,166	26.0%
General and administrative expense increased by $30.2 million, or 26.0%, for the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025. This increase was primarily due to an increase of $17.1 million in personnel costs and allocated overhead costs, for our general and administrative organization as a result of increased headcount and an increase of $12.6 million in professional services and legal costs primarily associated with acquisition-related expenses.

Other Income, Net

	Fiscal Year Ended January 31,
	2026	2025	Change	% Change
	($ in thousands)
Other income, net	$16,596	$21,557	$(4,961)	(23.0)%
The decrease in other income, net of $5.0 million, or 23.0%, for the fiscal year ended January 31, 2026, compared to the fiscal year ended January 31, 2025, was attributable to a $4.7 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period to fund acquisition activities.
Liquidity and Capital Resources
Sources of Funds
As of January 31, 2026, our principal source of liquidity was cash, cash equivalents, and marketable securities of $415.9 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government securities that are stated at fair value. Our marketable securities positions consists mostly of highly liquid short-

term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $718.1 million as of January 31, 2026. We had cash flows provided by operating activities for the fiscal year ended January 31, 2026 of $71.4 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of January 31, 2026, we had total deferred revenue of $304.6 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by operating activities	$71,438	$36,680	$6,850
Net cash used in investing activities	$(50,907)	$(36,470)	$(19,976)
Net cash provided by financing activities	$22,960	$11,695	$13,109

Operating Activities
For the fiscal year ended January 31, 2026, net cash provided by operating activities was $71.4 million, primarily due to a net loss of $130.8 million adjusted for non-cash charges of $207.1 million and net changes in our operating assets and liabilities of $4.9 million. The non-cash adjustments primarily relate to stock-based compensation of $143.7 million, amortization of deferred contract costs of $41.3 million, depreciation and amortization expense of $19.3 million, and expense associated with the donation of our Class A common stock to a charitable donor-advised fund of $3.2 million. The cash inflows from changes in our operating assets and liabilities were primarily due to an increase in deferred revenue of $57.1 million, as a result of increased billings driven by timing of subscriptions and renewals and an increase of accrued expenses and other current liabilities of $26.2 million. The cash inflows were offset by cash outflows primarily from an increase in deferred contract costs of $65.2 million as a result of commissions on new bookings and renewals and an increase in accounts receivable of $22.7 million.
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
Investing Activities
Net cash used in investing activities was $50.9 million for the fiscal year ended January 31, 2026, primarily consisting of cash paid for the acquisition of OfferFit, net of cash acquired of $181.9 million, purchases of marketable securities of $151.6 million, purchases of property and equipment of $9.6 million, and capitalization of internal-use software costs of $3.8 million, partially offset by maturities of marketable securities of $175.2 million and a return of principal on marketable securities of $120.7 million.
Net cash used in investing activities was $36.5 million for the fiscal year ended January 31, 2025, primarily consisting of purchases of marketable securities of $218.0 million, purchases of property and equipment of $13.2 million, and capitalization of internal-use software costs of $3.8 million, partially offset by maturities of marketable securities of 195.4 million.

Financing Activities
Net cash provided by financing activities was $23.0 million for the fiscal year ended January 31, 2026, consisting of proceeds from the exercise of common stock options of $15.9 million and proceeds from stock purchases associated with our employee stock purchase plan of $7.1 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by operating activities	$71,438	$36,680	$6,850
Less:
Purchases of property and equipment	(9,588)	(13,234)	(9,761)
Capitalized internal-use software costs	(3,776)	(3,814)	(3,574)
Non-GAAP free cash flow	$58,074	$19,632	$(6,485)
Net cash used in investing activities	$(50,907)	$(36,470)	$(19,976)
Net cash provided by financing activities	$22,960	$11,695	$13,109
Our free cash flow increased for the fiscal year ended January 31, 2026 from the fiscal year ended January 31, 2025, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Our most significant funding requirements are principally comprised of employee compensation and related taxes and benefits, non-cancelable purchase commitments, and operating lease obligations. Purchase commitments for business operations are primarily related to cloud hosting, infrastructure, and other software-based services and due primarily over the next three years. Our future funding requirements to settle our obligations in foreign jurisdictions are subject to fluctuations due to changes in foreign exchange rates.

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

We believe that the following critical accounting policies involve a greater degree of judgment or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-

jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2026, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Interest Rate Risk and Market Risk
We had cash, cash equivalents, and marketable securities of $415.9 million as of January 31, 2026, of which $287.6 million was invested in U.S. government securities and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of January 31, 2026, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Item 8.    Financial Statements and Supplementary Data
BRAZE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Braze, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Braze, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interest and stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 24, 2026 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter	During the year ended January 31, 2026, the Company recognized revenue of $738.2 million and recorded deferred revenue of $304.6 million as of January 31, 2026. As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from subscriptions to their platform, including associated support, and professional services. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Auditing management’s recognition of revenue was challenging due to the extent of effort required as a result of the high volume of revenue contracts and the use of multiple applications and data sources in the revenue recognition process. In addition, as described in Management’s Report on Internal Control Over Financial Reporting, management identified a material weakness in the Company’s internal control over financial reporting associated with the information technology general controls of various information systems, including those that affect the revenue recognition process, which required changes to the extent of our audit procedures.
How We Addressed the Matter in Our Audit	We performed audit procedures that included, among others, testing the completeness and accuracy of data used within the Company’s revenue recognition process. For a sample of customer contracts, we compared the contractual terms per the executed agreement to reports derived from the Company’s systems, recalculated the amount of revenue recognized and related deferred revenue, and reviewed evidence of the related billings and cash receipts. In response to the material weakness discussed above, we increased the extent of revenue contract samples tested.

Valuation of Developed Technology acquired in the OfferFit, Inc. Business Combination
Description of the Matter	As disclosed in Note 19, the Company completed the acquisition of OfferFit, Inc. ("OfferFit") which is now known as AI Decisioning Studio for total consideration of $303.2 million. The Company accounted for the acquisition as a business combination.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation required by management in determining the fair value of developed technology intangible assets totaling $56.7 million. The Company used an income approach to measure the developed technology. The significant assumptions used to estimate the fair value of the developed technology included revenue and the associated growth rates, earnings before interest, tax and amortization, and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the developed technology intangible asset, our audit procedures included, among others, evaluating the Company's selected valuation methodology, testing the significant assumptions discussed above utilized by management in the valuation model, and testing the completeness and accuracy of the underlying data supporting the significant assumptions. Our testing included evaluating the reasonableness of management’s estimate of revenue growth by comparing revenue forecast assumptions to internal communication with the Board of Directors and other information obtained during the audit, including identifying subsequent sales. We involved our valuation specialists to assist in evaluating the valuation methodologies and discount rates used. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New York, New York
March 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Braze, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Braze, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Braze, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OfferFit (now known as AI Decisioning Studio), which is included in the 2026 consolidated financial statements of the Company and constituted 1.4% of total consolidated assets (excluding acquired goodwill and intangible assets) as of January 31, 2026 and 1.8% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AI Decisioning Studio.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interest and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2026, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2026 consolidated financial statements, and this report does not affect our report dated March 24, 2026, which expressed an unqualified opinion, thereon.

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

/s/ Ernst & Young LLP
New York, New York
March 24, 2026

BRAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,342	$83,062
Restricted cash, current	566	—
Accounts receivable, net of allowance of $1,934 and $2,563 at January 31, 2026 and January 31, 2025, respectively	122,350	95,234
Marketable securities	287,580	430,457
Prepaid expenses and other current assets	33,088	35,273
Total current assets	567,926	644,026
Restricted cash, noncurrent	3,430	530
Property and equipment, net	43,517	38,550
Operating lease right-of-use assets	72,011	76,147
Deferred contract costs	100,738	76,766
Goodwill	261,857	28,448
Intangible assets, net	61,487	3,130
Other assets	2,791	3,401
TOTAL ASSETS	$1,113,757	$870,998
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,562	$2,150
Accrued expenses and other current liabilities	95,023	64,189
Deferred revenue	304,560	239,976
Operating lease liabilities, current	19,269	18,162
Total current liabilities	420,414	324,477
Operating lease liabilities, noncurrent	63,385	69,278
Other long-term liabilities	5,802	2,494
TOTAL LIABILITIES	489,601	396,249
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	389	(112)
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of January 31, 2026 and January 31, 2025, respectively; 112,770,651 and 87,934,059 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively	11	8
Class B common stock, $0.0001 par value; 0 and 110,000,000 shares authorized as of January 31, 2026 and January 31, 2025, respectively; 0 and 16,017,314 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively	—	2
Additional paid-in capital	1,340,091	1,062,613
Accumulated other comprehensive gain (loss)	1,788	(926)
Accumulated deficit	(718,123)	(586,836)
TOTAL STOCKHOLDERS’ EQUITY	623,767	474,861
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$1,113,757	$870,998
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue	$738,182	$593,410	$471,800
Cost of revenue	242,525	183,191	147,527
Gross Profit	495,657	410,219	324,273

Operating expenses:
Sales and marketing	327,012	282,316	247,125
Research and development	167,143	133,969	119,863
General and administrative	146,259	116,093	101,977
Total operating expenses	640,414	532,378	468,965
Loss from operations	(144,757)	(122,159)	(144,692)
Other income, net	16,596	21,557	16,220
Loss before provision for income taxes	(128,161)	(100,602)	(128,472)
Provision for income taxes	2,625	3,445	1,957
Net loss	(130,786)	(104,047)	(130,429)
Net income (loss) attributable to redeemable non-controlling interest	501	(304)	(1,263)
Net loss attributable to Braze, Inc.	$(131,287)	$(103,743)	$(129,166)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.22)	$(1.02)	$(1.32)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	107,906	102,189	98,096
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
Net loss	$(130,786)	$(104,047)	$(130,429)
Other comprehensive income:
Change in foreign currency translation adjustments	1,847	(806)	230
Unrealized gains on marketable securities	483	1,058	5,416
Unrealized gains on derivatives	384	—	—
Other comprehensive income, net	2,714	252	5,646
Comprehensive loss, net	(128,072)	(103,795)	(124,783)

Less: comprehensive income (loss), net, attributable to redeemable non-controlling interest	501	(304)	(1,263)
Comprehensive loss attributable to Braze, Inc.	$(128,573)	$(103,491)	$(123,520)
The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands)

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2023	$1,455	95,975	$10	$806,044	$(353,927)	$(6,824)	$445,303
Issuance of common stock for options exercised	—	1,955	—	7,263	—	—	7,263
Issuance of common stock under employee stock purchase plan	—	234	—	6,011	—	—	6,011
Vesting of restricted stock units	—	1,760	—	—	—	—	—
Stock-based compensation	—	—	—	99,293	—	—	99,293
Other comprehensive income	—	—	—	—	—	5,646	5,646
Net loss attributable to redeemable non-controlling interests	(1,263)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	3,762	—	—	3,762
Issuance of common stock from acquisition	—	190	—	6,121	—	—	6,121
Net loss attributable to Braze, Inc.	—	—	—	—	(129,166)	—	(129,166)
Balance at January 31, 2024	$192	100,210	$10	$928,494	$(483,093)	$(1,178)	$444,233
Issuance of common stock for options exercised	—	990	—	6,906	—	—	6,906
Issuance of common stock under employee stock purchase plan	—	234	—	7,705	—	—	7,705
Vesting of restricted stock units	—	2,421	—	—	—	—	—
Stock-based compensation	—	—	—	115,732	—	—	115,732
Other comprehensive income	—	—	—	—	—	252	252
Net loss attributable to redeemable non-controlling interests	(304)	—	—	—	—	—	—
Charitable donation of stock	—	96	—	3,776	—	—	3,776
Net loss attributable to Braze, Inc.	—	—	—	—	(103,743)	—	(103,743)
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861
Issuance of common stock for options exercised	—	1,733	—	15,861	—	—	15,861
Issuance of common stock under employee stock purchase plan	—	276	—	7,099	—	—	7,099
Vesting of restricted stock units	—	2,807	—	—	—	—	—
Stock-based compensation	—	—	—	143,667	—	—	143,667
Other comprehensive income	—	—	—	—	—	2,714	2,714
Net income attributable to redeemable non-controlling interests	501	—	—	—	—	—	—
Charitable donation of stock	—	96	—	3,223	—	—	3,223
Issuance of common stock from acquisition	—	2,019	1	73,751	—	—	73,752
Replacement share-based awards issued in connection with acquisition	—	—	—	33,877	—	—	33,877
Net loss attributable to Braze, Inc.	—	—	—	—	(131,287)	—	(131,287)
Balance at January 31, 2026	$389	110,882	$11	$1,340,091	$(718,123)	$1,788	$623,767

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(130,786)	$(104,047)	$(130,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	143,738	115,140	97,232
Amortization of deferred contract costs	41,267	35,014	29,788
Depreciation and amortization	19,328	10,115	6,963
Provision for credit losses	666	2,331	2,020
Value of common stock donated to charity	3,223	3,776	3,762
Accretion of discount on marketable securities	(951)	(2,079)	(2,077)
Non-cash foreign exchange (gain) loss	(73)	(1,033)	460
Fair value adjustments to contingent consideration	—	(223)	(1,572)
Fixed asset write offs	80	488	146
Other	(144)	(152)	(495)
Changes in operating assets and liabilities:
Accounts receivable	(22,715)	(5,363)	(14,008)
Prepaid expenses and other current assets	3,569	(6,629)	(3,413)
Deferred contract costs	(65,249)	(48,171)	(45,119)
ROU assets and liabilities	(1,133)	1,939	4,275
Other assets	(1,880)	(29)	229
Accounts payable	(601)	(3,912)	3,419
Accrued expenses and other current liabilities	26,191	3,694	20,990
Deferred revenue	57,137	35,887	34,108
Other long-term liabilities	(229)	(66)	571
Net cash provided by operating activities	71,438	36,680	6,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(181,854)	—	(16,319)
Purchases of property and equipment	(9,588)	(13,234)	(9,761)
Capitalized internal-use software costs	(3,776)	(3,814)	(3,574)
Purchases of marketable securities	(151,641)	(217,975)	(248,059)
Maturities of marketable securities	175,208	195,353	257,737
Return of principal on marketable securities	120,744	3,200	—
Net cash used in investing activities	(50,907)	(36,470)	(19,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	15,861	6,906	7,263
Proceeds from stock associated with employee stock purchase plan	7,099	7,705	6,011
Payments of deferred purchase consideration	—	(2,916)	(165)
Net cash provided by financing activities	22,960	11,695	13,109
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	1,255	(444)	(475)
Net change in cash, cash equivalents, and restricted cash	44,746	11,461	(492)
Cash, cash equivalents, and restricted cash, beginning of period	83,592	72,131	72,623
Cash, cash equivalents, and restricted cash, end of period	$128,338	$83,592	$72,131

The accompanying notes are an integral part of these consolidated financial statements.

BRAZE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$3,896	$2,945	$309

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$2,073	$2,259	$2,152
Unrealized net gain on marketable investment securities	$483	$1,058	$5,416
Net change to property and equipment (included in accounts payable / accrued liabilities)	$(259)	$173	$208
Asset retirement obligation	$38	$34	$62
Common stock issuance, acquisition	$(107,629)	$—	$(6,121)
Contingent consideration, acquisition	$—	$—	$(1,795)
Indemnity escrows, acquisition	$(3,128)	$—	$(3,081)
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of January 31, 2026, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash equivalents, marketable securities, derivative instruments, accounts receivable, accounts payable, and other current assets and liabilities. At January 31, 2026 and 2025, the carrying amounts of accounts receivable, accounts payable, and other current assets and liabilities approximated fair values because of their short-term nature.

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

As of January 31, 2026 and 2025, approximately $0.5 million and $0.5 million, respectively, of deposits were restricted due to multiple letters of credit related to our leased and subleased properties. These deposits were classified as current and noncurrent based on the related underlying lease term.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash as of January 31, 2026 and 2025 (in thousands):

	January 31,
	2026	2025
Cash and cash equivalents	$124,342	$83,062
Restricted cash, current	566	—
Restricted cash, noncurrent	3,430	530
Total cash, cash equivalents, and restricted cash	$128,338	$83,592

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

We maintain an allowance for credit losses for accounts receivable, net which is recorded as an offset to accounts receivable, net and changes in this allowance are recorded as general and administrative expenses in the consolidated statements of operations. We assess collectability by reviewing accounts receivable on a collective basis when similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. A receivable is considered past due if we have not received payment based on agreed-upon terms. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. No material write-offs of accounts receivable have been recognized in any of the periods presented.

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For fiscal years ended January 31, 2026 and 2025, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of January 31, 2026, no customer accounted for more than 10% of our total accounts receivable balance. As of January 31, 2025, one customer accounted for approximately 12% of our accounts receivable; no other customer accounted for more than 10% of our total accounts receivable balance.

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

We review our securities on a regular basis to evaluate if any security has experienced an other-than temporary decline in fair value. We consider an available-for-sale security to be impaired if the fair value of the investment is less than its amortized cost basis, our intent to sell, or whether it is more likely than not that we are required to sell the security before recovery of its amortized cost basis. If we believe that an other-than-temporary decline exists in one of the securities, we will write down these investments to fair value. To the extent that the decline in fair value is related to credit losses, such as changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors, the write-down related to credit loss would be recorded in other income, net in the consolidated statements of operations. Impairments related to factors other than credit losses are recognized in accumulated other comprehensive loss. As of January 31, 2026, the Company had not recorded any credit impairments.

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

Impairment of Long-Lived Assets

Long-lived assets, subject to depreciation and amortization, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets or asset groups may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets or asset groups is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairment losses of long-lived assets recognized for the fiscal years ended January 31, 2026, 2025 and 2024.

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Typically, our contracts do not provide customers with any right of return or refund; however, we may make exceptions on a case-by-case basis when it makes commercial sense. Variable consideration, including as a result of service level guarantees, product usage and overage fees or other potential claims such as breach of warranty, was not material during the fiscal years ended January 31, 2026, 2025, and 2024. We allocate the variable consideration related to the product usages and overages to the distinct month during which the related services were performed as those fees relate specifically to providing usage of the platform in the period and represents the consideration we are entitled to for the access to the platform. As a result, the usage and overage fees are included in the transaction price and recognized as revenue in the period in which the fee was generated.

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

Contract costs are amortized on a straight-line basis up to five years, which reflects the expected period of benefit of the performance obligation and may be longer than the initial contract period. We determined the estimated benefit period having considered both qualitative and quantitative factors, including the length of the subscription terms in our customer contracts and the anticipated life of our technology, among other such factors. Deferred contract costs related to renewals are amortized over the renewal term which is generally one year to three years. Amortization of contract costs are classified within operating expenses based on the function of the underlying employee receiving the benefit in the accompanying consolidated statements of operations.

Deferred contract costs are periodically analyzed for impairment. As of January 31, 2026 and 2025, we have not identified any potential indicators of impairment.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing organization, costs related to sponsorships, events and advertising, agency costs, travel-related expenses, and allocated overhead costs. Costs associated with our advertising and sales promotions are expensed as incurred. During the fiscal years ended January 31, 2026, 2025, and 2024, we recognized $34.3 million, $30.3 million, and $25.1 million, respectively, in advertising costs, which included brand and sponsorship costs.

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

Stock-Based Compensation

We measure and recognize stock-based compensation expense for all stock-based payment awards granted to employees, directors, and non-employees, based on the award’s fair value as determined on the date of grant.

The fair value of Restricted Stock Units (“RSUs”), restricted stock, and Performance Stock Units (“PSUs”) are determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on The Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s Class A common stock as well as assumptions regarding a number of other complex and subjective variables including the expected stock price volatility over the expected term of the award and the risk-free interest rate for the expected term of the award. The expected stock price volatility is based on an average of the historical volatility of the Company’s Class A common stock over the expected term. Historically, Offerings have been approximately eleven months with two distinct purchase periods.

We recognize stock-based compensation expense, net of estimated forfeitures, over the requisite service period of the individual grant, generally equal to the vesting period, and use the straight-line method to recognize stock-based compensation. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-determined objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.

We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeitures rate primarily based on an analysis of our actual historical forfeitures materializing in the previous fiscal years, and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future behavior.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, using a more likely than not standard. The evaluation considers our recent historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, we would charge an adjustment to the valuation allowance to earnings in the period when such determination is made. As of January 31, 2026, we recorded a full valuation allowance in jurisdictions where we had net deferred tax assets, which consist of net operating loss carryforwards and other basis differences, as we have concluded that it is more likely than not that our deferred tax assets will not be realized.

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

Recently Adopted Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which made targeted improvements to the hedge accounting model with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The Company adopted ASU 2017-12 as of the three months ended April 30, 2025. The adoption of ASU 2017-12 coincided with the first period of derivative related activities within the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to increase the transparency of income tax disclosures. Under the new guidance, entities must categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis in its consolidated financial statements for the year ended January 31, 2026. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. Refer to Note 15, Income Taxes, to the consolidated financial statements for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which is intended to provide enhanced transparency into the nature of expenses and requires more detailed information on specific expense categories included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard may be applied either (1) on a prospective basis or (2) retrospectively to all periods presented in the consolidated financial statements. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages (referred to as “project stages”) throughout Subtopic 350-40. The standard requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for the Company for the annual and interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impacts of ASU 2025-06 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which makes targeted improvements to the hedge accounting model. The amendments address five specific areas, including expanding the hedged risks permitted to be aggregated in groups of forecasted transactions, introducing an optional model for hedging choose-your-rate debt instruments, expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, eliminating the net written option test in certain instances, and eliminating recognition and presentation mismatches for dual hedge strategies. The standard is effective for the Company for annual periods beginning January 1, 2027, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

The following table presents total revenue by type (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Subscription	$701,833	$570,295	$451,079
Professional services and other	36,349	23,115	20,721
Total	$738,182	$593,410	$471,800

The following table presents total revenue by geography (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
United States	$405,127	$326,448	$267,224
International	333,055	266,962	204,576
Total	$738,182	$593,410	$471,800

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable is included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $3.3 million and $1.6 million as of January 31, 2026 and January 31, 2025, respectively.

Contract Balances

Contract Assets

Contract assets as of January 31, 2026 and January 31, 2025 were $1.3 million and $0.8 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the fiscal years ended January 31, 2026, 2025, and 2024 from amounts included in deferred revenue at the beginning of each respective period was $239.7 million, $204.1 million, and $165.6 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2025	$2,563
Reserve:
Credit losses	666
Deferred revenue	1,505
Write-offs	(3,397)
Recoveries	597
Balance at January 31, 2026	$1,934

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
January 31, 2025	$793.1	$505.2	$287.9
April 30, 2025	829.3	522.2	307.1
July 31, 2025	862.2	558.2	304.0
October 31, 2025	891.4	572.7	318.7
January 31, 2026	1,033.0	642.1	390.9
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of January 31, 2026, the liability balance was $2.2 million. The issuance of stock options does not impact our majority stake in Braze KK, as the vesting criteria of the options were not met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2024	$192
Net loss attributable to redeemable non-controlling interest	(304)
Balance as of January 31, 2025	$(112)
Net gain attributable to redeemable non-controlling interest	501
Balance as of January 31, 2026	$389
The total combined VIE assets, which represent the maximum exposure to loss, and liabilities were as follows (in thousands):

	January 31,
	2026	2025
Assets:
Cash and cash equivalents	$5,978	$3,105
Accounts receivable, net of allowance	4,068	1,531
Prepaid expenses and other current assets	1,208	859
Total current assets	11,254	5,495
Property and equipment, net	89	73
Deferred contract costs	1,580	1,267
Other assets	45	41
Total assets	$12,968	$6,876
Liabilities:
Accounts payable	$1,542	$610
Accrued expenses and other current liabilities	3,640	2,514
Deferred revenue	8,362	5,306
Total liabilities	$13,544	$8,430

5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$39,538	$—	$—	$39,538
U.S. government securities	3,000	—	—	3,000
Total cash equivalents	42,538	—	—	42,538

Marketable securities
U.S. government securities	189,238	—	—	189,238
Corporate debt securities	—	98,342	—	98,342
Total marketable securities	189,238	98,342	—	287,580

Derivative Instruments
Cash flow hedges	—	409	—	409
Total financial assets	$231,776	$98,751	$—	$330,527

Liabilities:
Derivative Instruments
Cash flow hedges	$—	$(25)	$—	$(25)
Total liabilities	$—	$(25)	$—	$(25)

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$20,487	$—	$—	$20,487
U.S. government securities	4,998	—	—	4,998
Total cash equivalents	25,485	—	—	25,485

Marketable securities
U.S. government securities	$317,649	$—	$—	$317,649
Corporate debt securities	—	112,808	—	112,808
Total marketable securities	317,649	112,808	—	430,457
Total financial assets	$343,134	$112,808	$—	$455,942

Our money market funds and financial instruments are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of January 31, 2026 and January 31, 2025. Financial instruments, including derivative instruments, classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

The fair value of our contingent consideration is estimated using Level 3 unobservable inputs. The estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain, and involve significant judgments by management. The Company reduced the contingent consideration liability related to the acquisition of North Star Y, Pty Ltd to zero as it was determined that the sellers did not satisfy the earn-out qualifications.

There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.

The following table summarizes the fair value changes in the contingent consideration liability in connection with the acquisition of North Star Y, Pty Ltd (in thousands):

	Fiscal Years Ended January 31,
	2026	2025
Beginning fair value	$—	$223
Additions (1) / (adjustments) in the period	—	(223)
Ending fair value	$—	$—

(1) Includes measurement period adjustments related to the Company’s preliminary fair values of the assets acquired and liabilities assumed in business combinations, which did not have a material impact on goodwill.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	January 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$188,270	$968	$—	$189,238
Corporate debt securities	97,931	411	—	98,342
Total	$286,201	$1,379	$—	$287,580

	January 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$317,313	$745	$(409)	$317,649
Corporate debt securities	112,248	609	(49)	112,808
Total	$429,561	$1,354	$(458)	$430,457
Accrued interest receivables related to our available-for-sale securities of $3.2 million as of January 31, 2026 and $4.6 million as of January 31, 2025 were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months as of January 31, 2026.

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

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of January 31, 2026, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of January 31, 2026 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of January 31, 2026. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of January 31, 2026 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	January 31, 2026
	Amortized Cost	Estimated Fair Value
Due within 1 year	$115,437	$115,723
Due in 1 year through 5 years	170,764	171,857
Total	$286,201	$287,580

	January 31, 2025
	Amortized Cost	Estimated Fair Value
Due within 1 year	$234,628	$235,142
Due in 1 year through 5 years	194,933	195,315
Total	$429,561	$430,457

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary component of investment income from marketable securities were as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Interest income	$14,783	$18,111	$13,546
Accretion/amortization of discount/premium, net	951	2,079	2,077
Investment income	$15,734	$20,190	$15,623

7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	January 31,
	2026	2025
Capitalized internal-use software	$24,993	$19,144
Computer equipment, office equipment, and software	13,898	10,659
Leasehold improvements	24,667	20,945
Furniture and fixtures	10,178	8,364
Total property and equipment	73,736	59,112
Less: accumulated depreciation and amortization	(30,219)	(20,562)
Total property and equipment, net	$43,517	$38,550

The total depreciation expense and amortization expense for property and equipment was $11.2 million, $10.0 million, and $5.5 million, during the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

In the fiscal year ended January 31, 2026, the Company wrote off $2.1 million of fixed assets. The remaining movement relates to the impact of foreign currency exchange rate fluctuations.

In the fiscal year ended January 31, 2025, the Company wrote off $2.9 million of fixed assets, which had a net book value of $0.7 million. In the fiscal year ended January 31, 2024, the Company removed $1.0 million of fixed assets, which had a minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $5.8 million, $6.1 million and $5.7 million during the fiscal years ended January 31, 2026, 2025, and 2024 respectively. Amortization for capitalized internal-use software costs was $4.3 million, $3.2 million and $2.1 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31,
	2026	2025
Prepaid software subscriptions	$10,717	$17,289
Prepaid advertising	3,644	2,520
Prepaid insurance	1,670	1,568
Investment interest receivable	3,158	4,572
Tax receivables	6,539	2,156
Prepaid employee benefits	1,504	920
Prepaid deposits	1,180	1,290
Prepaid professional services	994	644
Prepaid office related expenses	819	1,485
Derivative instruments	409	—
Other	2,454	2,829
Total prepaid expenses and other current assets	$33,088	$35,273

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	January 31,
	2026	2025
Accrued compensation costs	$42,505	$28,989
Accrued software subscriptions	16,169	10,680
Accrued commissions	14,983	8,876
Accrued professional service fees	3,047	1,996
Accrued advertising	2,376	1,789
Accrued tax liability	11,711	8,848
ESPP payable	759	612
Derivative instruments	25	—
Other	3,448	2,399
Total accrued expenses and other current liabilities	$95,023	$64,189
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $5.4 million, $5.3 million, and $4.8 million for the fiscal years ended January 31, 2026, 2025, and 2024 respectively.
11. Stockholders’ Equity

Class A and Class B Common Stock

Prior to January 30, 2026, the Company had two classes of common stock, Class A and Class B. On January 30, 2026, pursuant to the terms of the Company’s Eighth Amended and Restated Certificate of Incorporation, each outstanding share of Class B common stock automatically converted into one share of Class A common stock (the "Conversion").

On January 30, 2026, the Company filed a certificate of retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. Upon the effectiveness of the certificate of retirement, the Company (i) reduced the total number of authorized shares of the capital stock of the Company by 110,000,000, such that the total number of authorized shares of the Company is 2,010,000,000, consisting of (x) 2,000,000,000 shares of Class A common stock, and (y) 10,000,000 shares of preferred stock, and (ii) reduced the number of authorized shares of Class B common stock by 110,000,000, such that the number of authorized shares of Class B common stock is zero.

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 96,464, 96,465, and 96,465 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $3.2 million, $3.8 million, and $3.8 million expense within general and administrative in the consolidated statements of operations during the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
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

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our Class A common stock outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase. On February 1, 2025, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 5,197,568 shares.

Stock Options

A summary of stock option activity for the periods presented, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2024	6,121,268	$17.57	6.09	$223,306
Granted	—	n/a
Exercised	(990,063)	$6.98
Forfeited	(50,025)	$10.97
Balance as of January 31, 2025	5,081,180	$19.70	5.22	$133,540
Granted	—	n/a
Exercised	(1,732,084)	$9.16
Forfeited	(16,648)	$34.64
Balance as of January 31, 2026	3,332,448	$25.10	4.69	$17,719
Vested and expected to vest as of January 31, 2026	3,331,285	$25.10	4.69	$17,719
Exercisable - January 31, 2026	3,248,175	$24.85	4.68	$17,719

	Fiscal Year Ended January 31,
	2026	2025	2024
Aggregate intrinsic value of options exercised during each respective period (in millions)	$35.75	$34.97	$72.85
Restricted Stock, Restricted Stock Units, and Performance Stock Units

The following table summarizes unvested RSU and PSU award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2025	6,043,723
Granted	5,590,648	$31.75
Replacement awards issued in connection with acquisition	1,888,172	$36.52
Vested	(2,806,509)	$38.34
Forfeited	(940,238)	$38.22
Balance as of January 31, 2026	9,775,796

RSUs granted during the fiscal year ended January 31, 2026 contained a service-based vesting condition of up to approximately a four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

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

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2025, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 1,039,513 shares.

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

The Company recognized $3.0 million, $2.0 million, and $2.2 million of stock-based compensation expense related to the ESPP during the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026, $0.8 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the fiscal years ended January 31, 2026, 2025, and 2024 the Company issued 276,772, 234,067, and 234,089 shares of Class A common stock under the ESPP, respectively. As of January 31, 2026, there are 4,885,847 shares of Class A common stock available for issuance under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenue	$4,829	$4,022	$3,585
Sales and marketing	44,017	38,168	31,198
Research and development	56,816	43,004	38,962
General and administrative	39,239	29,067	23,432
Stock-based compensation, net of amounts capitalized	$144,901	$114,261	$97,177
Capitalized stock-based compensation expense	2,073	2,259	2,152
Total stock-based compensation expense	$146,974	$116,520	$99,329

As of January 31, 2026, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	Restricted Stock, RSUs, PSUs
Unrecognized compensation costs (in thousands)	$1,354	$218,621
Weighted-average remaining recognition period (years)	0.49	2.48
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which we conduct business. Therefore, we have an obligation to charge, collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. As a result of this ruling and given the scope of our operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. Based on the information available, we continue to evaluate and assess the jurisdictions in which indirect tax nexus exists and believe that the indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from expectations, and we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.4 million and $2.9 million as of January 31, 2026 and 2025, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of January 31, 2026, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.

14. Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Fiscal Years Ended January 31,
	2026	2025	2024
Operating lease cost	$18,702	$18,884	$17,619
Variable lease cost	4,081	2,646	3,098
Short-term lease cost	1,159	710	439
Total net lease cost	$23,942	$22,240	$21,156

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
2027	$19,334
2028	16,673
2029	14,363
2030	14,057
2031	13,368
Thereafter	27,737
Total future undiscounted lease payments	105,532
Less imputed interest	(22,878)
Total reported lease liability	$82,654

The Company's lease terms and discount rates are as follows:

	January 31,
	2026	2025
Weighted-average remaining lease term (years)	6.4	7.2
Weighted-average discount rate	7.5%	7.3%

Other information for the Company's leases is as follows (in thousands):

	Fiscal Years Ended January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$20,068	$16,873	$13,404
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$6,529	$8,713	$47,834
15. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Current:
Federal	$—	$—	$—
State and local	48	12	65
Foreign	5,677	3,584	2,380
Total current	5,725	3,596	2,445
Deferred:
Federal	$(1,640)	$—	$—
State and local	(1,312)	—	—
Foreign	(148)	(151)	(488)
Total deferred	(3,100)	(151)	(488)
Provision for income taxes	$2,625	$3,445	$1,957

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
United States	$(140,469)	$(108,413)	$(130,927)
Foreign	12,308	7,811	2,455
Loss before provision for income taxes	$(128,161)	$(100,602)	$(128,472)

We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended January 31, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended January 31, 2026 (in thousands, except rates):

	Fiscal Year Ended January 31, 2026
	Amount	Percent
Statutory income tax expense	$(26,914)	21.0%
State and local income taxes, net of federal income tax effect (1)	(1,264)	1.0%
Foreign tax effects
Canada
Canada - share-based payment disallowance	1,637	(1.3)%
Other adjustments	182	(0.1)%
Other foreign jurisdictions	1,124	(0.9)%
Effects of cross-border tax laws:
Global intangible low-taxed income (GILTI)	1,619	(1.3)%
Other	255	(0.2)%
Tax credits:
Research and development credit	(3,870)	3.0%
Changes in valuation allowances	10,942	(8.5)%
Nontaxable or nondeductible items:
Executive compensation limitation	8,843	(6.9)%
Stock-based compensation	5,143	(3.9)%
Nondeductible transaction costs	1,267	(1.0)%
Other	940	(0.7)%
Changes in unrecognized tax benefits	1,994	(1.6)%
Other adjustments	727	(0.6)%
Effective tax	$2,625	(2.0)%
(1) The jurisdictions that contribute to the majority of the tax effect in this category are New York and California.

The following table presents the required disclosures prior to our adoption of ASU 2023-09. A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Fiscal Year Ended January 31,
	2025	2024
Statutory income tax expense	21.0%	21.0%
Foreign tax rate differential	(0.2)%	—%
State taxes	—%	(0.1)%
Permanent items	(2.0)%	(0.2)%
Change in valuation allowance	(25.2)%	(28.9)%
Stock-based compensation	5.7%	5.1%
Non-deductible compensation	(5.3)%	(2.5)%
Tax credits	8.6%	4.1%
Changes in unrecognized tax benefits	(6.0)%	—%
Effective tax rate	(3.4)%	(1.5)%

Deferred Income Taxes

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands). The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	January 31,
	2026	2025
Deferred tax assets:
Loss carryforwards	$143,421	$109,064
Compensation and benefits	25,704	20,285
Operating lease liabilities	20,361	21,853
Tax credits	17,022	14,402
Capitalized costs	23,368	33,178
Other	4,896	5,682
Deferred tax assets	234,772	204,464
Less: valuation allowance	(175,122)	(164,228)
Deferred tax asset, net of valuation allowance	$59,650	$40,236
Deferred tax liabilities:
Deferred contract costs	$(24,405)	$(18,627)
Property, equipment and software	(1,971)	(2,139)
Operating lease right-of-use assets	(17,802)	(19,052)
Intangible assets	(15,134)	(749)
Other	(463)	—
Deferred tax liabilities	(59,775)	(40,567)
Net deferred tax assets/(liabilities)	$(125)	$(331)

As of January 31, 2026, we had NOL carryforwards for federal and state income tax purposes of approximately $543.1 million and $339.6 million, respectively. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs is limited to 80% of taxable income in tax years beginning after December 31, 2020. Accordingly, $503.7 million of our NOLs may be carried forward indefinitely for federal tax purposes and $39.4 million, if not utilized, will expire at various times between 2035 and 2037. The majority of state NOLs if not utilized, will expire at various times between 2026 and 2046. We also had foreign NOL carryforwards as of January 31, 2026 of $26.6 million, the majority of which may be carried forward indefinitely. As of January 31, 2025, we had NOL carryforwards for federal, state, and foreign income tax purposes of approximately $392.3 million, $284.2 million, and $32.3 million, respectively.

At January 31, 2026, the Company had tax credit carryforwards of $26.8 million, the majority of which are related to credits for research activities, and if not utilized, will expire between 2037 and 2046. As of January 31, 2025, the Company has tax credit carryforwards of $21.8 million.

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

We determine our valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to our history of losses, we believe that it is not more likely than not that the deferred tax assets will be realized as of January 31, 2026, for jurisdictions that are in a net deferred tax asset position. Accordingly, we have recorded a full valuation allowance against these respective net deferred tax assets. The valuation allowance increased by $10.9 million, and $28.4 million, during the fiscal years ended January 31, 2026, and 2025, respectively. The change in the valuation allowance for the year ended January 31, 2026 includes a partial release of the valuation allowance of $2.9 million in connection with the acquisition of Offerfit. The net deferred tax liability from the acquisition provided a source of additional income to support the realizability of our pre-existing deferred tax assets and, as a result, we released a portion of our valuation allowance.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2026 because the Company intends to reinvest such earnings indefinitely outside of the United States. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Balance at February 1	$7,061	$—	$—
Additions for tax positions of prior years	244	4,521	—
Additions based on tax positions related to current year	1,982	2,540	—
Reductions for tax positions of prior years	—	—	—
Balance at January 31	$9,287	$7,061	$—

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. As of January 31, 2026, the amounts of interest and penalties recognized were immaterial. As of January 31, 2025 and 2024, there were no interest and penalties recorded.

As of January 31, 2026, 2025 and 2024, accrued unrecognized tax benefits were $9.3 million, $7.1 million, and $0.0 million, respectively, and if recognized would affect the provision for income taxes, and our effective tax rate.

We are subject to income tax examinations in the United States and various state and foreign jurisdictions. Our most significant operations are in the United States and the earliest open tax year subject to potential examination is the period ended January 31, 2023. However, amounts reported as NOLs from these prior tax periods also remain subject to review by most tax authorities.

Cash Taxes Paid

We adopted ASU 2023-09 on a prospective basis for the fiscal year ended January 31, 2026, and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the fiscal year ended January 31, 2026 (in thousands):

Fiscal Year Ended January 31, 2026
Federal taxes	$—
State taxes	65
Foreign taxes:
Canada	2,555
Singapore	839
France	254
UK	(247)
Ireland	246
Brazil	153
Other	31
Total cash taxes paid	$3,896

Below is a summary of income taxes paid for the fiscal years ended January 31, 2025 and 2024 (in thousands):

	Fiscal Year Ended January 31,
	2025	2024
Cash paid during the year for:
Income taxes, net of refunds	$2,945	$309
16. Net Loss per Share
We compute the basic and diluted net loss per share of our Class A common stock and our previously outstanding Class B common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and the previously outstanding Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and the previously outstanding Class B common stock share in the Company’s net loss.

On January 30, 2026, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2026	2025	2024
Numerator:
Net loss attributable to Braze, Inc.	$(131,287)	$(103,743)	$(129,166)
Denominator:
Weighted-average shares of Braze, Inc. common stock outstanding	107,906	102,189	98,099
Less: weighted-average unvested shares of Braze, Inc. subject to repurchase	—	—	(3)
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	107,906	102,189	98,096
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(1.22)	$(1.02)	$(1.32)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Replacement shares issued in connection with acquisition	1,888	—	—
Options to purchase common stock	3,332	5,081	6,121
Restricted stock units and performance stock units	7,888	6,044	6,264
ESPP shares estimated to be purchased	148	113	92
Total	13,256	11,238	12,477

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $3.8 million during the fiscal year ended January 31, 2026, of which $0.1 million was included within accrued expenses and other current liabilities on the consolidated balance sheets. We have purchased $3.5 million and $2.5 million during the fiscal years ended January 31, 2025 and 2024, respectively.

18. Derivative Financial Instruments

The Company will use derivative instruments, specifically foreign currency forward contracts, to hedge certain portions of forecasted cash flows denominated in foreign currencies. The foreign currency forward contracts have maturities of 12 months or less. The fair value of the derivatives are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income and are reclassified into the consolidated statements of operations in the same period when the hedged transaction is recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of January 31, 2026, the Company had designated cash flow hedge forward contracts with sell notional amounts equivalent to $21.7 million.

The Company will discontinue the cash flow hedges in the event it becomes probable that the underlying forecasted hedged transaction will not occur. The Company did not discontinue any cash flow hedges in the fiscal year ended January 31, 2026. The Company does not anticipate any such discontinuance in the normal course of business.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands):

	January 31,
	2026	2025
Prepaid expenses and other current assets
Cash flow hedges (1)	$409	$—
Accrued expenses and other current liabilities
Cash flow hedges (1)	(25)	—
Total	$384	$—
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

The following table presents the impact that changes in fair values of derivatives designated as cash flow hedges had on other comprehensive income, accumulated other comprehensive income, and earnings (in thousands):

Unrealized Gain (Loss) on Derivative Instruments
Balance at January 31, 2025 (1)	$—
Other comprehensive income before reclassifications	1,328
Amounts reclassified from accumulated other comprehensive income (loss) to operating expenses	(944)
Balance at January 31, 2026	$384
(1) The Company did not have any active derivative financial instruments in the fiscal year ended January 31, 2025.

19. Business Combination

Acquisition of OfferFit, Inc.

On June 2, 2025 the Company acquired OfferFit, Inc. The acquisition was intended to deepen the integration of OfferFit’s multi-agent decisioning engine into Braze’s Customer Engagement Platform. The total adjusted preliminary purchase price consideration of $302.9 million consisted of cash payments of $195.3 million, and $107.6 million in issuances of Braze Class A common stock. As of January 31, 2026, the total adjusted purchase price consideration totaled $303.2 million due to measurement period adjustments totaling $(5.9) million.

The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s best estimate of the fair value at the acquisition date. The Company recognized the estimated fair value of $2.9 million of net tangible assets. The preliminary purchase price was allocated to intangible assets in the amount of $66.6 million and goodwill in the amount of $233.4 million based on the respective estimated fair values.

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

The customer relationships were valued using the with-and-without method and the key assumptions included the forecasted amount of time and expenses required to recreate the existing customer base. The Company began amortizing the customer relationships on the date of acquisition over a period of six years on a straight-line basis. The amortization expense is recorded to sales and marketing expenses in the consolidated statements of operations.

The trademarks were valued using the relief of royalty method and the key assumptions include the forecasted sales to be generated from the acquired business and a comparable royalty rate. The Company began amortizing the trademarks on the date of the acquisition over a period of two years on a straight-line basis. To align with the announcement of the rebranding of the OfferFit name, in the third quarter of the fiscal year ended January 31, 2026, the Company adjusted the amortization period of the trademarks to one year. The amortization expense is recorded to sales and marketing expenses in the consolidated statements of operations.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired is recorded as goodwill. The goodwill is primarily attributable to expected synergies to the Company’s ongoing Artificial Intelligence initiatives. The resulting goodwill is not deductible for income tax purposes.

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

A working capital escrow amount of cash and stock in the total amount of $1.5 million, inclusive of a $0.2 million measurement period adjustment recorded during the fiscal quarter ended October 31, 2025, had been held at an escrow agent and was previously reflected within accrued expenses and other current liabilities on the consolidated balance sheets. As of October 31, 2025, the working capital escrow was released in full.

Acquisition-related costs totaled $12.0 million for the fiscal year ended January 31, 2026, respectively. These costs are expensed as incurred. Acquisition-related costs are presented within general and administrative expenses in the consolidated statements of operations.

The results of operations of OfferFit from the date of acquisition, which were not material, have been included in the Company’s consolidated statements of operations for the fiscal year ended January 31, 2026.

Acquisition of North Star Y, Pty Ltd

On June 1, 2023, the Company acquired all the outstanding stock of North Star Y, Pty Ltd (“North Star”), Braze’s exclusive reseller in Australia and New Zealand. The total purchase price consideration, as adjusted, of $26.8 million consisted of cash payments of $20.6 million, $6.1 million in issuances of Braze Class A common stock, and contingent consideration payments, the fair value of which was $1.8 million as of the acquisition date. The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $3.8 million and goodwill in the amount of $28.4 million, based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes. In the fiscal year ended January 31, 2025, the Company reduced the contingent consideration liability to zero as it was determined that the sellers did not satisfy the earn-out qualifications.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(832)	$2,287	10 years
OfferFit, Inc	9,000	(1,000)	8,000	6 years
Trademark	900	(600)	300	1 year
Technology	56,700	(6,300)	50,400	6 years
Total amortizable intangible assets	69,719	(8,732)	60,987
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(8,732)	$61,487

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships	$3,119	$(520)	$2,599	10 years
Restrictive covenant relationships	186	(155)	31	2 years
Trademark	465	(465)	—	1 year
Total amortizable intangible assets	3,770	(1,140)	2,630
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$4,270	$(1,140)	$3,130

Intangible amortization expense was approximately $8.2 million, $0.6 million and $0.6 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
2027	$11,562
2028	11,262
2029	11,262
2030	11,262
2031	11,262
Thereafter	4,377
Total	$60,987

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2025	$28,448
OfferFit acquisition and related adjustments	233,409
Balance at January 31, 2026	$261,857

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
23. Subsequent Events

In February 2026, in connection with our Pledge 1% commitment, the Company donated 24,116 shares of Class A common stock to a charitable donor-advised fund that resulted in the recognition of approximately $0.5 million of operating expense.

In February 2026, the Company granted RSUs for a total of 177,523 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $2.8 million.

In March 2026, the Company granted RSUs for a total of 4,989,322 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $94.2 million.

In March 2026, the Company granted Performance Stock Units for a target amount of 387,270 shares of Class A common stock to key executive employees pursuant to the 2021 Plan. The PSUs will vest upon achievement of specified performance targets and are subject to continuous service throughout the applicable vesting date. The PSU awards include a one-year performance period within a three-year total vesting period. The achievement levels range from 0% to 200% of the target award value on the date of grant. The grant date fair value of these awards was $7.3 million.

In March 2026, our board of directors authorized the repurchase of up to $100.0 million in shares of our outstanding common stock, which may include repurchases of up to $50.0 million through the use of an accelerated share repurchase program. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026, the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2026 because of the material weakness in our internal control, discussed below.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting as of January 31, 2026, excluded OfferFit (now known as AI Decisioning Studio), which was acquired on June 2, 2025. Total assets (excluding acquired goodwill and intangible assets) and total revenues related to AI Decisioning Studio represented approximately 1.4% and 1.8% of our consolidated total assets and total revenues as of and for the fiscal year ended January 31, 2026, respectively.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of January 31, 2026, due to material weaknesses in the operation of certain key Information Technology General Controls. Consequently, automated and information technology dependent manual business process controls that rely upon information from the information technology systems were also deemed ineffective.

Notwithstanding this material weakness noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and management's conclusions can be found below.

Further, our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included in Item 8 elsewhere in this Annual Report on Form 10-K.

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

Remediation Plan

Management is committed to the planning and implementation of remediation efforts to address this material weakness, and significant progress has been made to date. These remediation efforts, summarized below, which have been implemented, or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

In particular, we have:

•Enhanced controls and procedures over user access and program change management;
•Strengthened our systems and IT compliance functions through targeted hiring, staff training and implementation of new IT policies;
•Hired additional personnel to assist in control documentation and oversight; and
•Engaged an external advisor to assist with control documentation, gap analysis and remediation monitoring.

Remediation of the control deficiencies that aggregate to the material weakness will conclude once the controls and related documentation are consistently executed for a sufficient period of time and are determined to be effective, through formal testing. While, we currently expect this to be completed during the fiscal year ending January 31, 2027, due to the time required for implementation, testing and validation, we cannot guarantee when full remediation will be achieved.

We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional remediation measures beyond those outlined above.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

On January 2, 2026, Isabelle Winkles, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 124,721 shares of our Class A common stock and all the shares received upon the settlement of 83,224 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award, in certain cases, subject to the satisfaction of specified price conditions. The plan will terminate on January 15, 2027, subject to early termination for certain specified events set forth in the plan.

On January 15, 2026, Jon Hyman, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, up to 655,000 shares of our Class A common stock and all the shares received upon the settlement of 81,926 outstanding restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award, in certain cases, subject to the satisfaction of specified price conditions. The plan will terminate on December 31, 2026, subject to early termination for certain specified events set forth in the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026, or the 2026 Proxy Statement, and is incorporated herein by reference.

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
Item 11.    Executive Compensation

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, the 2026 Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

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

3.Exhibits:

The documents listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.1	Certificate of Retirement of Class B Common Stock of Braze, Inc.	8-K	001-41065	3.1	February 2, 2026
3.2	Amended and Restated Bylaws of Braze, Inc.	10-Q	001-41065	3.2	December 10, 2024
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-260428	4.1	November 8, 2021
4.2*	Description of Registrant’s Securities.
10.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2018.	S-1	333-260428	10.1	October 22, 2021
10.2+	Amended and Restated 2011 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260428	10.2	October 22, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-260428	10.3	November 8, 2021
10.3.2+	PSU Award Grant Notice.	10-K	001-41065	10.3.2	March 31, 2025
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-260428	10.4	November 8, 2021
10.5+	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-260428	10.5	November 8, 2021
10.6+	Confirmatory Offer Letter, by and between Braze, Inc. and William Magnuson, dated November 2, 2021.	S-1/A	333-260428	10.6	November 8, 2021
10.7+	Confirmatory Offer Letter, by and between Braze, Inc. and Isabelle Winkles, dated November 2, 2021.	S-1/A	333-260428	10.7	November 8, 2021
10.8+	Confirmatory Offer Letter, by and between Braze, Inc. and Susan Wiseman, dated November 2, 2021.	S-1/A	333-260428	10.8	November 8, 2021
10.9+	Confirmatory Offer Letter, by and between Braze, Inc. and Jonathan Hyman, dated November 2, 2021.	S-1/A	333-260428	10.9	November 8, 2021
10.11+	Executive Severance Plan.	10-Q	333-260428	10.1	September 06, 2024
10.12+	Non-Employee Director Compensation Policy.	S-1/A	333-260428	10.12	November 8, 2021

10.13	Sublease by and between Braze, Inc. and Nestle USA, Inc., dated November 17, 2022.	10-K	001-41065	10.15	March 31, 2023
10.14+	Senior Leadership Performance-Based Compensation Plan.	10-K	001-41065	10.16	March 31, 2023
10.15*+	Offer Letter, by and between Braze, Inc. and Astha Malik, dated April 28, 2022
10.16*+	Offer Letter, by and between Braze, Inc. and Edward McDonnell, dated April 16, 2025
19.1	Insider Trading Policy.	10-K	001-41065	19.1	March 31, 2025
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Compensation Recoupment Policy.	10-K	001-41065	97	April 1, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2026.

BRAZE, INC.

By:	/s/ William Magnuson
Name:	William Magnuson
Title:	President and Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Magnuson	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2026
William Magnuson

/s/ Isabelle Winkles	Chief Financial Officer (Principal Financial Officer)	March 24, 2026
Isabelle Winkles

/s/ Pankaj Malik	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2026
Pankaj Malik

/s/ Neeraj Agrawal	Director	March 24, 2026
Neeraj Agrawal

/s/ Phillip M. Fernandez	Director	March 24, 2026
Phillip M. Fernandez

/s/ Tara Levy	Director	March 24, 2026
Tara Levy

/s/ David Obstler	Director	March 24, 2026
David Obstler

/s/ Fernando Machado	Director	March 24, 2026
Fernando Machado

/s/ Yvonne Wassenaar	Director	March 24, 2026
Yvonne Wassenaar