Form 10-Q
period 2026-04-30
Braze, Inc.
filed 2026-05-28
CIK 1676238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 20, 2026, there were 112,631,669 shares of the registrant’s Class A common stock with a par value of $0.0001 per share, outstanding.

Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2026

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at April 30, 2026 (Unaudited) and January 31, 2026	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 30, 2026 and 2025	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended April 30, 2026 and 2025	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three Months Ended April 30, 2026 and 2025	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 30, 2026 and 2025	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	PART II

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6.	Exhibits	71

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

Operational Data

Our message and other operational data, such as monthly active user count, included in this Quarterly Report on Form 10-Q is approximate and is based on various assumptions. This data is tracked with internal systems and tools that are not independently verified by any third party, and is accordingly subject to adjustment. The methodology underlying the data included in this Quarterly Report on Form 10-Q may vary from prior years and prior year results may not be directly comparable to current results. Additionally, the methodology used to report this data may vary by company, and, accordingly, our data may not be comparable to similarly titled metrics used by other companies. See “We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation” under our “Risk Factors” discussion for more information on the inherent limitations to these metrics.

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

Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	April 30, 2026	January 31, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,289	$124,342
Restricted cash, current	566	566
Accounts receivable, net of allowance of $1,808 and $1,934, respectively	118,471	122,350
Marketable securities	242,232	287,580
Prepaid expenses and other current assets	40,117	33,088
Total current assets	546,675	567,926
Restricted cash, noncurrent	3,430	3,430
Property and equipment, net	42,426	43,517
Operating lease right-of-use assets	70,591	72,011
Deferred contract costs	103,755	100,738
Goodwill	262,120	261,857
Intangible assets, net	58,447	61,487
Other assets	3,595	2,791
TOTAL ASSETS	$1,091,039	$1,113,757
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,607	$1,562
Accrued expenses and other current liabilities	73,579	95,023
Deferred revenue	342,519	304,560
Operating lease liabilities, current	19,775	19,269
Total current liabilities	441,480	420,414
Operating lease liabilities, noncurrent	61,681	63,385
Other long-term liabilities	4,717	5,802
TOTAL LIABILITIES	507,878	489,601
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	1,488	389
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of April 30, 2026 and January 31, 2026, respectively; 111,783,711 and 112,770,651 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	11	11
Additional paid-in capital	1,325,959	1,340,091
Accumulated other comprehensive income (loss)	417	1,788
Accumulated deficit	(744,714)	(718,123)
TOTAL STOCKHOLDERS’ EQUITY	581,673	623,767
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$1,091,039	$1,113,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2026	2025

Revenue	$210,999	$162,059
Cost of revenue	72,336	50,857
Gross profit	138,663	111,202

Operating expenses:
Sales and marketing	89,188	74,127
Research and development	46,100	36,797
General and administrative	30,889	40,500
Total operating expenses	166,177	151,424
Loss from operations	(27,514)	(40,222)
Other income, net	3,450	5,652
Loss before provision for income taxes	(24,064)	(34,570)
Provision for income taxes	1,428	1,071
Net loss	(25,492)	(35,641)
Net income attributable to redeemable non-controlling interest	1,099	145
Net loss attributable to Braze, Inc.	$(26,591)	$(35,786)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.24)	$(0.34)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	110,797	104,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2026	2025
Net loss	$(25,492)	$(35,641)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(142)	883
Unrealized gains (losses) on marketable securities	(1,295)	1,048
Unrealized gains on derivatives	66	963
Other comprehensive income (loss), net	(1,371)	2,894
Comprehensive loss, net	(26,863)	(32,747)

Less: comprehensive income, net, attributable to redeemable non-controlling interest	1,099	145
Comprehensive loss attributable to Braze, Inc.	$(27,962)	$(32,892)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2026	$389	110,882	$11	$1,340,091	$(718,123)	$1,788	$623,767
Issuance of common stock for options exercised	—	84	—	311	—	—	311
Vesting of restricted stock units	—	622	—	—	—	—	—
Stock-based compensation	—	—	—	35,329	—	—	35,329
Other comprehensive loss	—	—	—	—	—	(1,371)	(1,371)
Net income attributable to redeemable non-controlling interests	1,099	—	—	—	—	—	—
Charitable donation of stock	—	24	—	500	—	—	500
Issuance of common stock from acquisition	—	—	—	—	—	—	—
Replacement share-based awards issued in connection with acquisition	—	—	—	—	—	—	—
Repurchase of common stock, including excise tax	—	(1,716)	—	(50,272)	—	—	(50,272)
Net loss attributable to Braze, Inc.	—	—	—	—	(26,591)	—	(26,591)
Balance at April 30, 2026	$1,488	109,896	$11	$1,325,959	$(744,714)	$417	$581,673

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861
Issuance of common stock for options exercised	—	251	—	605	—	—	605
Vesting of restricted stock units	—	641	—	—	—	—	—
Stock-based compensation	—	—	—	30,743	—	—	30,743
Other comprehensive income	—	—	—	—	—	2,894	2,894
Net income attributable to redeemable non-controlling interests	145	—	—	—	—	—	—
Charitable donation of stock	—	24	—	1,109	—	—	1,109
Net loss attributable to Braze, Inc.	—	—	—	—	(35,786)	—	(35,786)
Balance at April 30, 2025	$33	104,867	$10	$1,095,070	$(622,622)	$1,968	$474,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interests)	$(25,492)	$(35,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	35,804	30,643
Amortization of deferred contract costs	12,280	9,421
Depreciation and amortization	6,284	2,606
Provision for credit losses	(78)	232
Value of common stock donated to charity	500	1,109
Accretion of discount on marketable securities	(78)	(399)
Non-cash foreign exchange (gain) loss	288	227
Deferred tax asset	(263)	—
Other	6	9
Changes in operating assets and liabilities:
Accounts receivable	3,848	9,108
Prepaid expenses and other current assets	(6,961)	3,147
Deferred contract costs	(15,342)	(11,870)
ROU assets and liabilities	273	(410)
Other assets	(805)	(403)
Accounts payable	3,833	(978)
Accrued expenses and other current liabilities	(20,889)	(7,203)
Deferred revenue	38,211	24,547
Other long-term liabilities	(3,293)	(1)
Net cash provided by operating activities	28,126	24,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(108)	(217)
Capitalized internal-use software costs	(1,227)	(1,055)
Purchases of marketable securities	(26,662)	(52,364)
Maturities of marketable securities	35,870	63,215
Return of principal on marketable securities	34,923	113,258
Net cash provided by investing activities	42,796	122,837
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	310	605
Repurchase of common stock	(50,000)	—
Net cash provided by/(used in) financing activities	(49,690)	605
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(285)	851
Net change in cash, cash equivalents, and restricted cash	20,947	148,437
Cash, cash equivalents, and restricted cash, beginning of period	128,338	83,592
Cash, cash equivalents, and restricted cash, end of period	$149,285	$232,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Three Months Ended April 30,
	2026	2025
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$2,184	$2,466

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$637	$573
Unrealized net gain (loss) on marketable investment securities	$(1,295)	$1,048
Net change to property and equipment (included in accounts payable / accrued liabilities)	$283	$535
Asset retirement obligation	$9	$9
Excise tax on stock repurchase (included in accrued liabilities)	$272	$—
Measurement period adjustment relating to business acquisitions	$(263)	$—
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of April 30, 2026, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies" of the audited annual consolidated financial statements for the fiscal year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2026 (the “Annual Report”). There have been no material changes to our significant accounting policies with the exception of the below:

Stock Repurchases

The Company elected to record the excess of the repurchase price over the par value of the repurchased shares of its Class A common stock in additional paid-in capital, subject to limitations, along with the associated transaction costs. Immediately upon repurchase, the shares are retired and returned to the status of authorized and unissued.

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three months ended April 30, 2026 and 2025, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of April 30, 2026, one customer accounted for approximately 12% of our accounts receivable; no other customer accounted for more than 10% of our total accounts receivable balance. As of January 31, 2026, no customer accounted for 10% or more of total accounts receivable balance.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to increase the transparency of income tax disclosures. Under the new guidance, entities must categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis in its consolidated financial statements for the year ended January 31, 2026. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements. Refer to Note 15, Income Taxes, to the consolidated financial statements for further details.

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

The following table presents total revenue by type (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription	$195,185	$154,903
Professional services and other	15,814	7,156
Total	$210,999	$162,059

The following table presents total revenue by geography (in thousands):

	Three Months Ended April 30,
	2026	2025
United States	$115,506	$87,901
International	95,493	74,158
Total	$210,999	$162,059

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable is included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $5.1 million and $3.3 million as of April 30, 2026 and January 31, 2026, respectively.

Contract Balances

Contract Assets

Contract assets as of April 30, 2026 and January 31, 2026 were $0.9 million and $1.3 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. Revenue recognized during the three months ended April 30, 2026, from amounts included in deferred revenue at January 31, 2026, was $149.3 million. Revenue recognized during the three months ended April 30, 2025 from amounts included in deferred revenue at January 31, 2025, was $116.6 million.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2026	$1,934
Reserve:
Credit losses	(78)
Deferred revenue	706
Write-offs	(862)
Recoveries	108
Balance at April 30, 2026	$1,808

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
April 30, 2025	$829.3	$522.2	$307.1
July 31, 2025	862.2	558.2	304.0
October 31, 2025	891.4	572.7	318.7
January 31, 2026	1,033.0	642.1	390.9
April 30, 2026	1,079.2	670.3	408.9
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of April 30, 2026, the liability balance was $1.1 million. The issuance of stock options does not impact our majority stake in Braze KK, as the vesting criteria of the options were not met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below (in thousands):

Balance as of January 31, 2026	$389
Net income attributable to redeemable non-controlling interest	1,099
Balance as of April 30, 2026	$1,488
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$60,468	$—	$—	$60,468
U.S. government securities	—	—	—	—
Total cash equivalents	60,468	—	—	60,468

Marketable securities
U.S. government securities	$157,925	$—	$—	$157,925
Corporate debt securities	—	84,307	—	84,307
Total marketable securities	157,925	84,307	—	242,232

Derivative instruments
Cash flow hedges	$—	$69	$—	$69
Total financial assets	$218,393	$84,376	$—	$302,769

Liabilities:
Derivative instruments
Cash flow hedges	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$39,538	$—	$—	$39,538
U.S. government securities	3,000	—	—	3,000
Total cash equivalents	42,538	—	—	42,538

Marketable securities
U.S. government securities	$189,238	$—	$—	$189,238
Corporate debt securities	—	98,342	—	98,342
Total marketable securities	189,238	98,342	—	287,580

Derivative instruments
Cash flow hedges	$—	$409	$—	$409
Total financial assets	$231,776	$98,751	$—	$330,527

Liabilities:
Derivative instruments
Cash flow hedges	$—	$(25)	$—	$(25)
Total liabilities	$—	$(25)	$—	$(25)

Our money market funds and financial instruments are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of April 30, 2026 and January 31, 2026. Financial instruments, including derivative instruments, are classified as Level 2 within our fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.
6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	April 30, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$157,809	$244	$(128)	$157,925
Corporate debt securities	84,339	139	(171)	84,307
Total	$242,148	$383	$(299)	$242,232

	January 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$188,270	$968	$—	$189,238
Corporate debt securities	97,931	411	—	98,342
Total	$286,201	$1,379	$—	$287,580

Accrued interest receivables related to our available-for-sale securities of $2.5 million as of April 30, 2026, and $3.2 million as of January 31, 2026, were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months as of April 30, 2026.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of April 30, 2026, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of April 30, 2026 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of April 30, 2026. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of April 30, 2026 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	April 30, 2026
	Amortized Cost	Estimated Fair Value
Due within 1 year	$108,614	$108,730
Due in 1 year through 5 years	133,534	133,502
Total	$242,148	$242,232

	January 31, 2026
	Amortized Cost	Estimated Fair Value
Due within 1 year	$115,437	$115,723
Due in 1 year through 5 years	170,764	171,857
Total	$286,201	$287,580
Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Interest income	$2,985	$4,781
Accretion/amortization of discount/premium, net	78	399
Investment income	$3,063	$5,180

7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	April 30, 2026	January 31, 2026
Capitalized internal-use software	$26,857	$24,993
Computer equipment, office equipment, and software	14,222	13,898
Leasehold improvements	24,197	24,667
Furniture and fixtures	10,399	10,178
Total property and equipment	75,675	73,736
Less: accumulated depreciation and amortization	(33,249)	(30,219)
Total property and equipment, net	$42,426	$43,517

The total depreciation expense and amortization expense for property and equipment was $3.2 million and $2.7 million during the three months ended April 30, 2026 and 2025, respectively.

In the three months ended April 30, 2026, the Company wrote off $0.2 million of fixed assets. The remaining movement relates to the impact of foreign currency exchange rate fluctuations. In the three months ended April 30, 2025, the Company wrote off $0.2 million of fixed assets, which had a minimal net impact on the Company’s consolidated financial results.

We capitalized internal-use software of $1.9 million and $1.6 million during the three months ended April 30, 2026 and 2025, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue, on the consolidated statements of operations, was $1.3 million and $0.9 million for the three months ended April 30, 2026 and 2025, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2026	January 31, 2026
Prepaid software subscriptions	$23,420	$10,717
Prepaid advertising	3,715	3,644
Prepaid insurance	2,082	6,539
Investment interest receivable	2,521	3,158
Tax receivables	1,727	1,670
Prepaid employee benefits	1,388	1,504
Prepaid deposits	1,191	1,180
Prepaid professional services	766	994
Prepaid office related expenses	442	819
Derivative instruments	69	409
Other	2,796	2,454
Total prepaid expenses and other current assets	$40,117	$33,088

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	April 30, 2026	January 31, 2026
Accrued compensation costs	$22,963	$42,505
Accrued software subscriptions	19,906	16,169
Accrued commissions	7,228	14,983
Accrued professional service fees	2,947	3,047
Accrued advertising	2,367	2,376
Accrued tax liability	10,925	11,711
ESPP payable	4,528	759
Other	2,715	3,473
Total accrued expenses and other current liabilities	$73,579	$95,023
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $2.7 million and $2.3 million for the three months ended April 30, 2026 and 2025, respectively.

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

Share Repurchase Program

In March 2026, the Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock. Under the Share Repurchase Program, the Company may repurchase shares of the Company’s Class A common stock from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include through open market purchases and accelerated share repurchase (“ASR”) transactions. The timing, manner, and amount of any repurchases pursuant to the Share Repurchase Program will be determined by Management discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, and alternative investment opportunities. The Share Repurchase Program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its Class A common stock, and may be modified, suspended, or terminated at any time without notice.

In March 2026, the Company entered into an ASR transaction to repurchase a total of $50.0 million of the Company’s Class A common stock. During the three months ended April 30, 2026, the Company took initial delivery of 1,716,002 shares, which were immediately retired. The total number of shares will be determined upon final settlement based on the weighted-average price over the term of the ASR, less an agreed upon discount. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in-capital on the Company’s condensed consolidated balance sheets. As of April 30, 2026, a total of $50.0 million remained available for future repurchases under the Share Repurchase Program.

Charitable Contributions

In connection with our Pledge 1% commitment, we donated 24,116 and 24,116 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $0.5 million and $1.1 million of expense within general and administrative in the consolidated statements of operations during the three months ended April 30, 2026 and 2025, respectively.
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

2021 Equity Incentive Plan

In November 2021, our board of directors and our stockholders approved the 2021 Plan, which became effective on November 16, 2021. No grants were made under the 2021 Plan prior to its effectiveness. No further grants will be made under the 2011 Plan. At effectiveness, we reserved 25,660,249 shares of our Class A common stock to be issued under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, in an amount equal to (1) 5% of the total number of shares of our Class A common stock outstanding on the preceding January 31, or (2) a lesser number of shares determined by our board of directors no later than the February 1 increase. On February 1, 2026, the number of shares of our Class A common stock reserved for issuance under our 2021 Plan increased by an additional 5,638,532 shares.
Restricted Stock, Restricted Stock Units, and Performance Stock Units

The following table summarizes unvested restricted stock unit (“RSU”) and performance stock unit (“PSU”) award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2026	9,775,796
Granted	5,953,648	$19.01
Vested	(621,747)	$39.44
Forfeited	(346,978)	$32.17
Balance as of April 30, 2026	14,760,719

RSUs granted during the three months ended April 30, 2026 contained a service-based vesting condition of up to approximately a three or four year period. RSUs typically vest on a quarterly basis or have a one-year cliff vesting period with quarterly vesting thereafter.

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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended, April 30,
	2026	2025
Cost of revenue	$1,206	$1,077
Sales and marketing	10,584	10,011
Research and development	14,640	11,336
General and administrative	7,171	7,975
Stock-based compensation, net of amounts capitalized	$33,601	$30,399
Capitalized stock-based compensation expense	637	573
Total stock-based compensation expense	$34,238	$30,972

As of April 30, 2026, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	Restricted Stock, RSUs / PSUs
Unrecognized compensation costs (in thousands)	$678	$265,123
Weighted-average remaining recognition period (years)	0.25	2.62

Employee Stock Purchase Plan

In November 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 16, 2021. Following completion of our initial public offering, the ESPP authorized the issuance of 1,825,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each year for a period of ten years, beginning on February 1, 2022 and continuing through February 1, 2031, by the lesser of (i) 1% of the total number of shares of our Class A common stock outstanding on the preceding January 31; and (ii) 2,737,000 shares, except before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii) above. On February 1, 2026, the number of shares of our Class A common stock reserved for issuance under our ESPP increased by an additional 1,127,706 shares.

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

The Company recognized $1.2 million and $0.9 million of stock-based compensation expense related to the ESPP in the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, $4.5 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

There were no issuances of Class A common stock under the ESPP in the three months ended April 30, 2026. As of April 30, 2026, there are 6,013,553 shares of Class A common stock that remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in certain U.S. states and foreign jurisdictions. We collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax in connection with eligible sales to subscribers on applicable transactions. Following the U.S. Supreme Court’s June 21, 2018 ruling in South Dakota v. Wayfair, which overruled Quill Corp v. North Dakota, states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. We continue to evaluate jurisdictions in which indirect tax nexus exists and believe our indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty in applying these rules, results may vary materially from expectations. Accordingly, we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.5 million and $1.4 million as of April 30, 2026 and January 31, 2026, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of April 30, 2026, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of office space with lease terms ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Operating lease cost	$4,884	$4,521
Variable lease cost	997	867
Short-term lease cost	10	297
Total net lease cost	$5,891	$5,685

The future maturities of the Company’s operating lease liabilities by fiscal year are as follows (in thousands):

Amount
Remainder of 2027	$15,607
2028	17,262
2029	14,938
2030	14,627
2031	13,290
Thereafter	27,658
Total future undiscounted lease payments	$103,382
Less: imputed interest	(21,926)
Total reported lease liability	$81,456

The Company's lease terms and discount rates are as follows:

	April 30,
	2026	2025
Weighted-average remaining lease term (years)	6.1	7.0
Weighted-average discount rate	7.7%	7.4%

Other information for the Company's leases is as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$4,459	$4,992
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,373	$828
15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense of $1.4 million and $1.1 million for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate for the three months ended April 30, 2026 and 2025 was (5.9)% and (3.1)%, respectively.

The provision for income taxes recorded for the three months ended April 30, 2026 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a full valuation allowance against its net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss attributable to Braze, Inc.	$(26,591)	$(35,786)
Denominator:
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	110,797	104,572
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.24)	$(0.34)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended April 30,
	2026	2025
Replacement shares issued in connection with acquisition	1,888	—
Options to purchase common stock	3,242	4,831
Restricted stock units and performance stock units	12,873	7,978
ESPP shares estimated to be purchased	201	142
Total	18,204	12,951

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $1.4 million and $1.2 million during the three months ended April 30, 2026 and 2025, respectively.

18. Derivative Financial Instruments

The Company uses derivative instruments, specifically foreign currency forward contracts, to hedge certain portions of forecasted cash flows denominated in foreign currencies. The foreign currency forward contracts have maturities of 12 months or less. The fair value of the derivatives are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income and are reclassified into the consolidated statements of operations in the same period when the hedged transaction is recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of April 30, 2026, the Company had designated cash flow hedge forward contracts with sell notional amounts equivalent to $19.9 million.

The Company will discontinue the cash flow hedges in the event it becomes probable that the underlying forecasted hedged transaction will not occur. The Company did not discontinue any cash flow hedges in the three months ended April 30, 2026. The Company does not anticipate any such discontinuance in the normal course of business.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands):

	Three Months Ended April 30,
	2026	2025
Prepaid expenses and other current assets
Cash flow hedges	$69	$963
Accrued expenses and other current liabilities
Cash flow hedges	(3)	—
Total	$66	$963

The following table presents the impact that changes in fair values of derivatives designated as cash flow hedges had on other comprehensive income, accumulated other comprehensive income, and earnings (in thousands):

Unrealized Gain (Loss) on Derivative Instruments
Balance at January 31, 2026	$384
Other comprehensive income (loss) before reclassifications	(389)
Amounts reclassified from accumulated other comprehensive income (loss) to operating expenses	72
Balance at April 30, 2026	$66

19. Business Combination

Acquisition of OfferFit, Inc.

On June 2, 2025, the Company acquired OfferFit, Inc. The acquisition was intended to deepen the integration of OfferFit’s multi-agent decisioning engine into Braze’s Customer Engagement Platform. The total adjusted preliminary purchase price, as adjusted, of $303.2 million consisted of cash payments of $195.6 million, and $107.6 million in issuances of Braze Class A common stock. The preliminary purchase price, as adjusted, was allocated to intangible assets in the amount of $66.6 million and goodwill in the amount of $233.7 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	April 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(910)	$2,209	10 years
OfferFit, Inc	9,000	(1,375)	7,625	6 years
Trademark	900	(825)	75	1 year
Technology	56,700	(8,662)	48,038	6 years
Total amortizable intangible assets	69,719	(11,772)	57,947
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(11,772)	$58,447

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(832)	$2,287	10 years
OfferFit, Inc	9,000	(1,000)	8,000	6 years
Trademark	900	(600)	300	1 year
Technology	56,700	(6,300)	50,400	6 years
Total amortizable intangible assets	69,719	(8,732)	60,987
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(8,732)	$61,487

Intangible amortization expense was approximately $3.0 million and $0.1 million for the three months ended April 30, 2026 and 2025, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2027	$8,521
2028	11,262
2029	11,262
2030	11,262
2031	11,262
Thereafter	4,378
Total	$57,947

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2026	$261,857
Acquisition related adjustments	263
Balance at April 30, 2026	$262,120

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

23. Subsequent Events

In May 2026, the Company granted RSUs for a total of 143,803 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately four years. The grant date fair value of these awards was $3.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes for the fiscal year ended January 31, 2026 that are included in our Annual Report on Form 10-K, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 25, 2026. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q.
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

We have grown significantly in recent periods. We generated revenue of $211.0 million in the three months ended April 30, 2026, representing year-over-year growth of 30.2% from the three months ended April 30, 2025. We had net losses of $25.5 million and $35.6 million in the three months ended April 30, 2026 and 2025, respectively. We had net cash provided by operating activities of $28.1 million in the three months ended April 30, 2026 and net cash provided by operating activities of $24.1 million in the three months ended April 30, 2025. Our Non-GAAP free cash flow was $26.8 million and $22.9 million in the three months ended April 30, 2026 and 2025, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of April 30, 2026, we had 2,713 customers across a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of April 30, 2026, we had approximately 8.5 billion monthly active users, up from the approximately 8.0 billion monthly active users as of January 31, 2026.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended April 30, 2026 and April 30, 2025 was 110% and 109%, respectively, for all our customers, and 111% and 112%, respectively, for our customers with ARR of $500,000 or more. In addition, 349 and 262 of our customers had ARR of $500,000 or more as of April 30, 2026 and April 30, 2025, respectively.

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

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the three months ended April 30, 2026 and 2025, approximately 45% and 46% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunities globally. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs, including salaries, cash-based performance compensation, benefits and stock-based compensation, are the most significant component of operating expenses. Operating expenses also include allocated overhead costs, which include rent, utilities, depreciation, amortization related to the amortization of acquired intangibles, information technology costs and certain administrative personnel costs. As we continue to expand our operations, we expect an increase in personnel headcount and expansion of our global footprint.

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
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue	$210,999	$162,059
Cost of revenue (1)	72,336	50,857
Gross profit	138,663	111,202
Operating expenses:
Sales and marketing (1)	89,188	74,127
Research and development (1)	46,100	36,797
General and administrative (1)	30,889	40,500
Total operating expenses	166,177	151,424
Loss from operations	(27,514)	(40,222)
Other income, net	3,450	5,652
Loss before provision for income taxes	(24,064)	(34,570)
Provision for income taxes	1,428	1,071
Net loss	$(25,492)	$(35,641)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cost of revenue	$1,206	$1,077
Sales and marketing	10,584	10,011
Research and development	14,640	11,336
General and administrative	7,171	7,975
Total stock-based compensation expense	$33,601	$30,399
The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	34%	31%
Gross profit	66%	69%
Operating expenses:
Sales and marketing	42%	46%
Research and development	22%	23%
General and administrative	15%	24%
Total operating expenses	79%	93%
Loss from operations	(13)%	(24)%
Other income, net	1%	3%
Loss before provision for income taxes	(12)%	(21)%
Provision for income taxes	1%	1%
Net loss	(12)%	(22)%

Comparison of the Three Months Ended April 30, 2026 and April 30, 2025
Revenue

	Three Months Ended April 30,
	2026	2025	Change	% Change
	($ in thousands)
Revenue	$210,999	$162,059	$48,940	30.2%
Revenue increased by $48.9 million, or 30.2%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Approximately 55.9% of the increase in revenue was attributable to the growth from existing customers and the remaining 44.1% was attributable to growth from new customers.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2026	2025	Change	% Change
	($ in thousands)
Cost of revenue	$72,336	$50,857	$21,479	42.2%
Gross profit	$138,663	$111,202	$27,461	24.7%
Gross margin	65.7%	68.6%

Cost of revenue increased by $21.5 million, or 42.2%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily driven by a $9.2 million increase in third-party messaging fees associated with growth in premium messaging channels and an increase of $5.7 million in hosting, infrastructure and other third-party fees associated with delivering our platform and services. In addition, we had an increase of $6.6 million in personnel costs, other overhead, and amortization expenses. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $27.5 million, or 24.7%, in the three months ended April 30, 2026, compared to the three months ended April 30, 2025, and our gross margin decreased 2.9% to 65.7% in the three months ended April 30, 2026 from 68.6% in the three months ended April 30, 2025. The decrease was primarily due to acquisition related operating costs, including personnel costs of acquired workforce and amortization expense of acquired technology, in addition to increased costs related to our tech stack.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change
	($ in thousands)
Sales and marketing	$89,188	$74,127	$15,061	20.3%
Sales and marketing expense increased by $15.1 million, or 20.3%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily due to an increase of $9.9 million in personnel costs and allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel. Additionally, advertising, sales, marketing and promotional activities increased by $3.7 million.
Research and Development Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change
	($ in thousands)
Research and development	$46,100	$36,797	$9,303	25.3%

Research and development expense increased by $9.3 million, or 25.3%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This increase was primarily due to an increase of $7.5 million in personnel and allocated overhead costs, for our research and development organization as a result of increased headcount.

General and Administrative Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change
	($ in thousands)
General and administrative	$30,889	$40,500	$(9,611)	(23.7)%

General and administrative expense decreased by $9.6 million, or 23.7%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. This decrease was primarily due to a reduction of $9.7 million in professional services and legal costs primarily associated with prior period acquisition-related expenses, offset in part by an increase of $0.7 million in personnel and allocated overhead costs.

Other Income, Net

	Three Months Ended April 30,
	2026	2025	Change	% Change
	($ in thousands)
Other income, net	$3,450	$5,652	$(2,202)	(39.0)%
The decrease in other income, net of $2.2 million, or 39.0%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, was attributable to a $1.5 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period to fund acquisition activities.
Liquidity and Capital Resources
As of April 30, 2026, our principal source of liquidity was cash, cash equivalents, and marketable securities of $391.5 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts and U.S. government and corporate securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $744.7 million as of April 30, 2026. We had cash flows provided by operating activities for the three months ended April 30, 2026 of $28.1 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of April 30, 2026, we had total deferred revenue of $342.5 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.

In March 2026, our Board of Directors authorized a share repurchase program. During the three months ended April 30, 2026, we entered into an ASR transaction to repurchase a total of $50.0 million of our Class A common stock and took initial delivery of 1,716,002 shares. The total number of shares will be determined upon final settlement based on the weighted-average price over the term of the ASR, less an agreed upon discount. Refer to Note 11. Stockholders’ Equity in this Quarterly Report on Form 10-Q for more information regarding this program.
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$28,126	$24,144
Net cash provided by investing activities	$42,796	$122,837
Net cash provided by/(used in) financing activities	$(49,690)	$605
Operating Activities
For the three months ended April 30, 2026, net cash provided by operating activities was $28.1 million, primarily due to a net loss of $25.5 million adjusted for non-cash charges of $54.7 million and net changes in our operating assets and liabilities of $1.1 million. The non-cash adjustments primarily relate to stock-based compensation of $35.8 million and amortization of deferred contract costs of $12.3 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $3.8 million and increase in deferred revenue of $38.2 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $15.3 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash provided by investing activities was $42.8 million for the three months ended April 30, 2026, primarily consisting of the return of principal on marketable securities of $34.9 million and maturities of marketable securities of $35.9 million, partially offset by purchases of marketable securities of $26.7 million.

Net cash provided by investing activities was $122.8 million for the three months ended April 30, 2025, primarily consisting of the return of principal on marketable securities of $113.3 million and maturities of marketable securities of $63.2 million, partially offset by purchases of marketable securities of $52.4 million.
Financing Activities
Net cash used in financing activities was $49.7 million for the three months ended April 30, 2026, consisting primarily of cash outflow to fund the accelerated stock repurchase transaction of $50.0 million offset partially by proceeds from the exercise of common stock options of $0.3 million.

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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$28,126	$24,144
Less:
Purchases of property and equipment	(108)	(217)
Capitalized internal-use software costs	(1,227)	(1,055)
Non-GAAP free cash flow	$26,791	$22,872
Net cash provided by investing activities	$42,796	$122,837
Net cash provided by/(used in) financing activities	$(49,690)	$605
Our free cash flow increased for the three months ended April 30, 2026 from the three months ended April 30, 2025, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Interest Rate Risk and Market Risk

We had cash, cash equivalents and marketable securities of $391.5 million as of April 30, 2026, of which $242.2 million was invested in U.S. government securities and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of April 30, 2026, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2026 because of the material weakness in our internal control, discussed below.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, tariffs, and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations (including those related to trade wars, tariffs, taxation, and importation), domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses, including ongoing economic uncertainty from trade and resource restrictions resulting therefrom. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war (including restrictions on international trade related thereto), it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related fluctuations in interest rates have affected customer spending behavior, and if any of these factors continue or are exacerbated, could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Additionally, our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, who may choose to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand. Macroeconomic factors may also impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase in our bad debt expense, either of which could negatively impact our free cash flow. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $211.0 million and $162.1 million for the three months ended April 30, 2026 and 2025, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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
•fluctuations in our effective tax rate; and
•general global economic and political conditions, as well as economic conditions specifically affecting industries in which our customers operate.

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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $25.5 million and $35.6 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $744.7 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

The market for customer engagement products is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of customer engagement. We face intense competition from software companies that offer marketing solutions, such as Adobe, Salesforce, Iterable, and Klaviyo. We also compete with internal technologies developed by our customers, particularly enterprise customers, to provide certain functionalities that are also provided by our platform. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. In addition, our competitors may have an advantage in markets where our policies regarding the use of customer data are more restrictive than local laws, regulations, policies and standards. For example, competitors willing to sell customer data in markets where such activity is permissible may have a pricing advantage over us in such markets. Any such pricing advantages that our competitors have may negatively affect our ability to gain new customers and retain existing customers. Additionally, to the extent there is sustained economic volatility, our customers and potential customers may experience delays and reductions in general customer engagement technology spending. As a result, our competitors have in the past responded, and may continue in the future to respond, to market conditions by lowering prices and attempting to lure away our current and potential customers. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. In addition, there has been significant merger and acquisition activity among our competitors and the broader technology industry. Continued merger and acquisition activity in the technology industry could further increase the likelihood that we compete with other large technology companies. This could harm our ability to increase sales, maintain or increase subscription renewals, and maintain our prices.

Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. Some of our larger competitors also have substantially broader product lines and market focus and therefore may not be as susceptible to downturns in a particular market. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with one or more of our platform offerings. An existing competitor or new entrant could also introduce new technology that reduces demand for our products and platform capabilities. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Competitors may also consolidate with existing service providers or strategic partners that we rely on, and as a result we could lose partnerships that are difficult to replace. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete.

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

To increase our revenue, we must continue to attract new customers and retain, and sell more products to, existing customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing products in which many enterprises have invested substantial personnel and financial resources and, therefore, may be reluctant or unwilling to abandon. In addition, as our market matures, our products evolve and competitors introduce lower cost or differentiated products that are perceived to compete with our platform, products and services, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products or their own in-house tools reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by other companies that operate in adjacent markets and compete with our products. In addition, the value of our products and services to our customers depends, in part, on our customers’ ability to use them as part of an overall effective marketing strategy. To the extent our customers’ marketing strategies are not effective, they may reduce the use of our products and services or fail to renew their existing contracts. Further, to the extent there is a sustained general economic downturn and our customers and potential customers experience delays or reductions in general customer engagement technology spending, potential customers may be unwilling to take on the additional cost associated with adopting our platform as an alternative to their existing products or service providers, and if they choose to adopt our platform, they may not purchase additional products and services in the future due to budget limitations. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

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

We are substantially dependent upon customers renewing their subscriptions to, and expanding their use of, our platform to maintain and grow our revenue. As usage of our platform grows and as customers use it for more complex projects, we may need to devote additional resources to improving our platform architecture, updating our platform’s products and functionality, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business as well as grow our partner services network to serve our growing customer base, particularly as our customer base expands over time. Our ability to scale our business is dependent on our ability to maintain and grow our revenue through new and renewed customer subscriptions to our platform, from which we derive substantially all of our revenue. We cannot assure you that we will be able to renew subscriptions with any of our customers at the same or higher contract value, particularly if our customers experience reductions or delays in general customer engagement technology spending in connection with a sustained general economic downturn. In addition, some customers have multiple order forms with different divisions of their entities, which could increase the complexity of negotiating renewals. Our customer base also includes a number of large enterprise customers with high annual contract values. The loss of, or significant reduction in contract value from, one or more of these large enterprise customers could have a disproportionate adverse effect on our revenue and results of operations.

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

Our success depends largely upon the continued services of our executive officers, particularly our chief executive officer. We rely heavily on our chief executive officer’s vision, expertise and reputation. We rely on our leadership team for research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change due to the hiring or departure of executives, which could disrupt our business. We have recently experienced, and may in the future experience, transitions in our executive leadership team. The impact of such transitions could result in disruption to our business or strategic plans. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, particularly our chief executive officer, or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or disability) could have a serious adverse effect on our business.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2025, we completed our acquisition of OfferFit, Inc. This acquisition, and any other acquisition or investment we may make in the future, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, including those of OfferFit, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or operational, financial or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. Additionally, we funded a significant portion of the OfferFit acquisition with the issuance of shares of our Class A common stock, which has had a dilutive impact. Future transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. In addition, if the resulting business from such a transaction, including OfferFit, fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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

Our brand, reputation and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through a number of channels and integrations, and we are dependent on third-party providers for delivery of content in many of these channels and integrations, including, among others, emails, SMS/MMS/RCS, third-party messaging services and audience sync advertising campaigns. We are also dependent on Apple services and Google services for delivery of mobile and web notifications. If any of these third-party providers change their policies regarding the delivery of certain messages or content, or if our customers do not comply with these third-party providers’ current policies or procedures, some of our customers may no longer be able to use the applicable channels and integrations through our platform. In addition, our network service providers, mobile device operating system providers or inbox service providers may adopt new filtering technologies in an effort to combat spam or robocalling. For example, Apple, Google, Yahoo and other mobile device operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Such technologies may inadvertently filter desired messages or calls to consumers from our customers. If such third-party providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to modify our products and services to account for those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could also reduce customer satisfaction with, and by extension reduce demand for, our products.

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

Additionally, AWS, Rackspace or other cloud providers may experience threats, attacks or security breaches from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee error, theft or misuse and general hacking, including from state-sponsored or criminal hacking groups, which have become more prevalent in our industry. Any of these security incidents could result in unauthorized access or damage to, or the disablement, encryption, use or misuse, disclosure, modification, destruction or loss of our data or our customers’ data, including personal data, or disrupt our ability to provide our platform or services. Further, any incident affecting our third-party hosting providers’ infrastructure that may be caused by natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. Our platform’s continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform to them and could make claims for refunds or terminations under our contracts. We may not be able to easily switch our AWS or Rackspace operations to another cloud or other data center provider if there are disruptions or interference with our use of any third-party provider’s services, and even if we do switch our operations, the process can require significant time and expense and other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to our customers, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance or have sufficient contractual remedies to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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

Similarly, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), or the CCPA, imposes privacy, data security and data protection obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,988 per violation) and provides a private right of action for certain data breaches. Numerous other states also have enacted, or are considering enacting, comprehensive data privacy laws. If we become subject to further new privacy, data security or data protection laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

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

In addition to EU and U.K. restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and data localization laws, any of which could increase the cost and complexity of doing business in those jurisdictions. For example, Brazil's General Data Protection Law (LGPD) implementing regulations require the mandatory use of specific Brazilian standard contractual clauses to validate cross-border data transfers originating from the country. If we cannot implement a workable, valid compliance mechanism for cross-border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from the EEA or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to offer our full range of services in the EEA and elsewhere, limiting our ability to collaborate with parties that are subject to EU and other privacy, data security and data protection laws or requiring us to increase our personal data processing capabilities in the EEA and elsewhere at significant expense.

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

Our products may be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes, such as phishing. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access customers’ accounts through fraudulent means and use the accounts for fraudulent activity. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Threat actors could also use artificial intelligence technology for malicious purposes, increasing the frequency and complexity of their attacks, e.g., phishing attacks, fraud, social engineering, and other possible malicious uses, such as with writing malware. Code, including code generated by generative artificial intelligence, could potentially be used and deployed that contains undetected vulnerable or malicious components. This could cause widespread deployment of vulnerable code within our systems. Any of the previously identified or similar threats could cause a security incident. We have also implemented a free trial program that may increase the number of users with access to our platform, and some of these users may include malicious actors who may attempt to breach our platform’s security. This may heighten the likelihood of us experiencing a cybersecurity incident. Additionally, the risk of these threats may increase for us and our third-party service providers and vendors due to ongoing international instability. In the past, nation-states have sponsored cyberattacks against private companies in response to U.S. governmental actions or for other strategic purposes. We cannot guarantee that similar actions will not occur in the future. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

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

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our sales contracts are denominated primarily in U.S. dollars, and therefore, our revenue is not directly subject to significant foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform and products to our customers outside of the United States, which could adversely affect demand for our platform in international markets and our results of operations. In addition, an increasing amount of our operating expenses are incurred outside the United States, including costs related to our international employees, offices and operations. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, including the euro, British pound sterling, and other currencies in jurisdictions where we operate. Consequently, our results of operations could be adversely affected by fluctuations in foreign currency exchange rates. While we from time to time enter into hedging transactions to reduce our foreign currency exposure, these hedging transactions may not adequately mitigate the adverse effects of currency exchange rate fluctuations or may themselves result in additional risks or costs to us. As we continue to expand our international operations, our exposure to foreign currency risk may increase, and our business, financial condition and results of operations could be adversely affected.

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

As of April 30, 2026, we owned 29 granted patents related to our platform and its technology and four patent applications pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Accordingly, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with the year-end assessment as part of the Annual Report on form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 25, 2026, we determined that we did not maintain effective internal control over financial reporting due to a material weakness identified in the operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology systems, as more fully described in the section entitled "Controls and Procedures" in Item 4 of Part I of this Quarterly Report on Form 10-Q. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter, we cannot guarantee this will be the case in future periods.

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

Upon the retirement and automatic conversion of our Class B common stock into Class A common stock on January 30, 2026, our executive officers and early investors no longer hold super-voting stock. Consequently, our voting power is now more widely distributed among our public stockholders. This transition may make us more susceptible to stockholder activism, proxy contests, and unsolicited takeover proposals. Responding to activist campaigns can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Furthermore, perceived uncertainties as to our future strategic direction resulting from this change in voting control could result in the loss of potential business opportunities and cause volatility in our stock price.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could affect the stock price of our Class A common stock and increase its volatility and could diminish our cash reserves

In March 2026, we announced a program to repurchase up to $100 million of our Class A common stock, which included the repurchase $50 million of shares of our Class A common stock through the use of an accelerated share repurchase program. The timing, manner, and amount of any other repurchases pursuant to this share repurchase program will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, and alternative investment opportunities. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of Class A common stock shares, and may be modified, suspended, or terminated at any time without notice.

Such repurchases could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. These activities may have the effect of maintaining the market price of our Class A common stock or slow down a decline in the market price of our Class A common stock, and, as a result, the price of our Class A common stock may be higher than the price that otherwise might exist in the open market. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and result in lower overall returns on our cash balances.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities issued in the fiscal quarter ended April 30, 2026:

•On February 2, 2026, we issued 24,116 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.

Company Purchases of Equity Securities

Stock repurchases during the fiscal quarter ended April 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(1)
				(in thousands)
February 1, 2026 through February 28, 2026	—	$—	—	$—
March 1, 2026 through March 31, 2026(2)	1,716,002	29.14	1,716,002	50,000
April 1, 2026 through April 30, 2026	—	—	—	50,000
Balance as of April 30, 2026	1,716,002	$29.14	1,716,002	$50,000

(1) In March 2026, the Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock.

(2) Represents repurchases under the accelerated share repurchase agreement, which was entered into in March 2026. During the three months ended April 30, 2026, the Company received initial delivery of 1,716,002 shares. Refer to Note 11 Stockholders’ Equity in the notes to the condensed consolidated financial statements for more information.
Use of Proceeds

Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

On April 14, 2026, Jon Hyman, our Chief Technology Officer, modified a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan was originally entered into on January 15, 2026 and as modified, provides for the sale of, in the aggregate, up to 712,000 shares of our Class A common stock and all the shares received upon the settlement of 94,388 outstanding restricted stock unit and performance-based restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award, in certain cases, subject to the satisfaction of specified price conditions. The plan will terminate on December 31, 2026, subject to early termination for certain specified events set forth in the plan.

On April 15, 2026, Edward McDonnell, our Chief Revenue Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of, in the aggregate, all the shares of our Class A common stock received upon the settlement of 47,355 outstanding restricted stock unit and performance-based restricted stock unit awards during the duration of the plan, excluding any shares withheld or sold by the Company to satisfy its income tax withholding and remittance obligations in connection with the settlement of such equity award. The plan will terminate on July 31, 2027, subject to early termination for certain specified events set forth in the plan.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Braze, Inc.	8-K	001-41065	3.1	November 23, 2021
3.1	Certificate of Retirement of Class B Common Stock of Braze, Inc.	8-K	001-41065	3.1	February 2, 2026
3.2	Amended and Restated Bylaws of Braze, Inc.	10-Q	001-41065	3.2	December 10, 2024
10.1	Consulting Agreement between Isabelle Winkles and Braze, Inc., dated April 28, 2026	8-K	001-41065	10.1	April 28, 2026
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 27, 2026

	By:	/s/ Isabelle Winkles
Isabelle Winkles
Chief Financial Officer
(Principal Financial Officer)
Date: May 27, 2026