Form 10-Q
period 2026-07-31
Braze, Inc.
filed 2026-09-09
CIK 1676238

Table of Contents ›

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 1, 2026, there were 113,584,427 shares of the registrant’s Class A common stock, each with a par value of $0.0001 per share, outstanding.

Table of Contents ›
Braze, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2026
TABLE OF CONTENTS

	PART I	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5

	Condensed Consolidated Balance Sheets at July 31, 2026 (Unaudited) and January 31, 2026	5

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended July 31, 2026 and 2025	6

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended July 31, 2026 and 2025	7

	Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ Equity (Unaudited) for the Three and Six Months Ended July 31, 2026 and 2025	8

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2026 and 2025	12

	Notes to Condensed Consolidated Financial Statements (Unaudited)	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

	PART II

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 6.	Exhibits	77

Table of Contents ›
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Table of Contents ›
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

Where You Can Find More Information

We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, or the SEC, press releases, public webcasts and conference calls, blogposts on our website (braze.com), and the investor relations section of our website (www.investors.braze.com). We therefore encourage investors and others interested in Braze to review the information that we make available on our website, in addition to following our filings with the SEC, press releases, blog posts, webcasts, and conference calls. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q, and you should not consider information on our website to be part of this Quarterly Report on Form 10-Q.

Table of Contents ›
Part 1 – Financial Information
Item 1.    Financial Statements
BRAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	July 31, 2026	January 31, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166,770	$124,342
Restricted cash, current	566	566
Accounts receivable, net of allowance of $1,469 and $1,934, respectively	112,474	122,350
Marketable securities	243,099	287,580
Prepaid expenses and other current assets	47,089	33,088
Total current assets	569,998	567,926
Restricted cash, noncurrent	3,430	3,430
Property and equipment, net	41,933	43,517
Finance lease right-of-use assets	15,213	—
Operating lease right-of-use assets	71,561	72,011
Deferred contract costs	106,812	100,738
Goodwill	262,120	261,857
Intangible assets, net	55,556	61,487
Other assets	4,742	2,791
TOTAL ASSETS	$1,131,365	$1,113,757
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,535	$1,562
Accrued expenses and other current liabilities	79,231	95,023
Deferred revenue	346,716	304,560
Finance lease liabilities, current	4,209	—
Operating lease liabilities, current	18,722	19,269
Total current liabilities	450,413	420,414
Finance lease liabilities, noncurrent	11,053	—
Operating lease liabilities, noncurrent	62,423	63,385
Other long-term liabilities	5,247	5,802
TOTAL LIABILITIES	529,136	489,601
COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable non-controlling interest (Note 4)	2,033	389
STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 2,000,000,000 and 2,000,000,000 shares authorized as of July 31, 2026 and January 31, 2026, respectively; 113,080,499 and 112,770,651 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	11	11
Additional paid-in capital	1,364,196	1,340,091
Accumulated other comprehensive income (loss)	(444)	1,788
Accumulated deficit	(763,567)	(718,123)
TOTAL STOCKHOLDERS’ EQUITY	600,196	623,767
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$1,131,365	$1,113,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›
BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	$227,230	$180,111	$438,229	$342,170
Cost of revenue	75,374	58,221	147,710	109,078
Gross Profit	151,856	121,890	290,519	233,092

Operating expenses:
Sales and marketing	92,878	82,599	182,066	156,726
Research and development	45,275	41,250	91,375	78,047
General and administrative	31,826	36,794	62,715	77,294
Total operating expenses	169,979	160,643	336,156	312,067
Loss from operations	(18,123)	(38,753)	(45,637)	(78,975)
Other income, net	2,299	3,983	5,749	9,635
Loss before provision for income taxes	(15,824)	(34,770)	(39,888)	(69,340)
Provision for (benefit from) income taxes	2,484	(7,007)	3,912	(5,936)
Net loss	(18,308)	(27,763)	(43,800)	(63,404)
Net income attributable to redeemable non-controlling interest	545	136	1,644	281
Net loss attributable to Braze, Inc.	$(18,853)	$(27,899)	$(45,444)	$(63,685)

Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.17)	$(0.26)	$(0.41)	$(0.60)
Weighted-average shares used to compute net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	111,252	106,807	111,028	105,858
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›
BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(18,308)	$(27,763)	$(43,800)	$(63,404)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(127)	241	(269)	1,124
Unrealized losses on marketable securities	(756)	(1,355)	(2,051)	(307)
Unrealized gains (losses) on derivatives	22	(958)	88	5
Other comprehensive gain (loss), net	(861)	(2,072)	(2,232)	822
Comprehensive loss, net	(19,169)	(29,835)	(46,032)	(62,582)

Less: comprehensive income, net, attributable to redeemable non-controlling interest	545	136	1,644	281
Comprehensive loss attributable to Braze, Inc.	$(19,714)	$(29,971)	$(47,676)	$(62,863)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›
BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Redeemable Non-controlling Interest	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2026	$1,488	109,896	$11	$1,325,959	$(744,714)	$417	$581,673
Issuance of common stock for options exercised	—	163	—	671	—	—	671
Issuance of common stock under employee stock purchase plan	—	256	—	4,745	—	—	4,745
Vesting of restricted stock units and performance stock units	—	1,027	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	—	(174)	—	(3,616)	—	—	(3,616)
Vesting of restricted stock	—	642	—	—	—	—	—
Stock-based compensation	—	—	—	35,854	—	—	35,854
Other comprehensive loss	—	—	—	—	—	(861)	(861)
Net income attributable to redeemable non-controlling interest	545	—	—	—	—	—	—
Charitable donation of stock	—	24	—	583	—	—	583
Replacement share-based awards issued in connection with acquisition	—	—	—	—	—	—	—
Net loss attributable to Braze, Inc.	—	—	—	—	(18,853)	—	(18,853)
Balance at July 31, 2026	$2,033	111,834	$11	$1,364,196	$(763,567)	$(444)	$600,196

Table of Contents ›

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at April 30, 2025	$33	104,867	$10	$1,095,070	$(622,622)	$1,968	$474,426
Issuance of common stock for options exercised	—	689	—	2,596	—	—	2,596
Issuance of common stock under employee stock purchase plan	—	196	—	4,882	—	—	4,882
Vesting of restricted stock units	—	737	—	—	—	—	—
Stock-based compensation	—	—	—	37,502	—	—	37,502
Other comprehensive income	—	—	—	—	—	(2,072)	(2,072)
Net loss attributable to redeemable non-controlling interest	136	—	—	—	—	—	—
Charitable donation of stock	—	24	—	751	—	—	751
Net loss attributable to Braze Inc.	—	—	—	—	(27,899)	—	(27,899)
Issuance of common stock from acquisition	—	2,019	1	73,401	—	—	73,402
Replacement share-based awards issued in connection with acquisition	—	—	—	35,293	—	—	35,293
Balance at July 31, 2025	$169	108,532	$11	$1,249,495	$(650,521)	$(104)	$598,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›

BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(cont.) (in thousands)

	Redeemable Non-controlling Interest	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2026	$389	110,882	$11	$1,340,091	$(718,123)	$1,788	$623,767
Issuance of common stock for options exercised	—	247	—	982	—	—	982
Issuance of common stock under employee stock purchase plan	—	256	—	4,745	—	—	4,745
Vesting of restricted stock units and performance stock units	—	1,649	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	—	(174)	—	(3,616)	—	—	(3,616)
Vesting of restricted stock	—	642	—		—	—	—
Stock-based compensation	—	—	—	71,183	—	—	71,183
Other comprehensive income	—	—	—	—	—	(2,232)	(2,232)
Net income attributable to redeemable non-controlling interest	1,644	—	—	—	—	—	—
Charitable donation of stock	—	48	—	1,083	—	—	1,083
Replacement share-based awards issued in connection with acquisition	—	—	—	—	—	—	—
Repurchase of common stock, including excise tax	—	(1,716)	—	(50,272)	—	—	(50,272)
Net loss attributable to Braze, Inc.	—	—	—	—	(45,444)	—	(45,444)
Balance at July 31, 2026	$2,033	111,834	$11	$1,364,196	$(763,567)	$(444)	$600,196

Table of Contents ›

	Redeemable Non-controlling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balance at January 31, 2025	$(112)	103,951	$10	$1,062,613	$(586,836)	$(926)	$474,861
Issuance of common stock for options exercised	—	940	—	3,201	—	—	3,201
Issuance of common stock under employee stock purchase plan	—	196	—	4,882	—	—	4,882
Vesting of restricted stock units	—	1,378	—	—	—	—	—
Stock-based compensation	—	—	—	68,245	—	—	68,245
Other comprehensive income	—	—	—	—	—	822	822
Net income attributable to redeemable non-controlling interest	281	—	—	—	—	—	—
Charitable donation of stock	—	48	—	1,860	—	—	1,860
Net loss attributable to Braze, Inc.	—	—	—	—	(63,685)	—	(63,685)
Issuance of common stock from acquisition	—	2,019	1	73,401	—	—	73,402
Replacement share-based awards issued in connection with acquisition	—	—	—	35,293	—	—	35,293
Balance at July 31, 2025	$169	108,532	$11	$1,249,495	$(650,521)	$(104)	598,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›
BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

Table of Contents ›

	Six Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (including amounts attributable to redeemable non-controlling interest)	$(43,800)	$(63,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	71,508	68,198
Amortization of deferred contract costs	25,138	19,451
Depreciation and amortization	12,566	7,372
Provision for credit losses	(140)	600
Value of common stock donated to charity	1,083	1,860
Accretion of discount on marketable securities	(144)	(654)
Non-cash foreign exchange loss	151	209
Deferred tax asset	(263)	—
Other	17	28
Changes in operating assets and liabilities:
Accounts receivable	9,891	11,549
Prepaid expenses and other current assets	(14,042)	5,036
Deferred contract costs	(31,266)	(24,814)
ROU assets and liabilities	(693)	(314)
Other assets	(1,957)	(8,451)
Accounts payable	(133)	(1,159)
Accrued expenses and other current liabilities	(15,270)	1,218
Deferred revenue	42,465	14,493
Other long-term liabilities	(2,773)	(122)
Net cash provided by operating activities	52,338	31,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	—	(181,200)
Purchases of property and equipment	(1,278)	(2,826)
Capitalized internal-use software costs	(2,525)	(1,865)
Purchases of marketable securities	(57,965)	(75,115)
Maturities of marketable securities	58,865	102,540
Return of principal on marketable securities	41,674	120,753
Net cash provided by / (used in) investing activities	38,771	(37,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	982	3,201
Proceeds from stock associated with employee stock purchase plan	4,745	4,882
Repayments of finance lease - principal	(245)	—
Tax withholding related to net share settlements of stock-based compensation awards	(3,616)	—
Repurchase of common stock	(50,000)	—
Net cash provided by / (used in) financing activities	(48,134)	8,083
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(547)	642
Net change in cash, cash equivalents, and restricted cash	42,428	2,108
Cash, cash equivalents, and restricted cash, beginning of period	128,338	83,592
Cash, cash equivalents, and restricted cash, end of period	$170,766	$85,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›
BRAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL CASH FLOWS DISCLOSURE
(in thousands)

	Six Months Ended July 31,
	2026	2025
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net of refunds	$3,357	$3,309

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized to internal-use software	$1,302	$1,051
Unrealized net loss on marketable investment securities	$(2,051)	$(307)
Net change to property and equipment (included in accounts payable/accrued liabilities)	$112	$496
Asset retirement obligation	$19	$19
Common stock issuance, acquisition	$—	$(108,695)
Indemnity escrows, acquisition	$—	$(3,782)
Excise tax on stock repurchase (included in accrued liabilities)	$272	$—
Measurement period adjustment relating to business acquisitions	$(263)	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents ›
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

We began operations in 2011 and are incorporated in the state of Delaware. Our headquarters are located in New York City. As of July 31, 2026, we also lease additional office space in over 10 cities across North America, South America, Europe, Asia-Pacific, and the Middle East.
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

Table of Contents ›

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

Significant customers are those which represent 10% or more of our total revenue for the period, or accounts receivable at the balance sheets dates. For the three and six months ended July 31, 2026 and July 31, 2025, no customer accounted for 10% or more of total revenue.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. As of July 31, 2026, no customer accounted for 10% or more of our total accounts receivable. As of January 31, 2026, no customer accounted for 10% or more of total accounts receivable balance.

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

Table of Contents ›

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818): Accounting for Environmental Credit Programs, which establishes a comprehensive accounting model for these programs. The amendments address specific areas, including the initial recognition of environmental credits, the subsequent measurement of these assets based on their intended use, the recognition and measurement of environmental credit obligations, and related presentation and disclosure requirements. The standard is effective for the Company for annual periods beginning February 1, 2028, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements or disclosures.
3. Revenue from Contracts with Customers

Disaggregated Revenue Streams

The following disaggregation depicts the nature, amount, timing, and uncertainty of cash flows related to the primary types of revenue from contracts with customers.

The following table presents total revenue by type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription	$207,664	$171,771	$402,849	$326,674
Professional services and other	19,566	8,340	35,380	15,496
Total	$227,230	$180,111	$438,229	$342,170

The following table presents total revenue by geography (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
United States	$125,561	$98,713	$241,067	$186,614
International	101,669	81,398	197,162	155,556
Total	$227,230	$180,111	$438,229	$342,170

Revenue by geography is determined based on the location of our users. Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.

Unbilled Accounts Receivable

Unbilled accounts receivable is included in trade accounts receivable, net, which generally arise from our contractual right to bill our customers in advance of services on the contract effective date, were $4.2 million and $3.3 million as of July 31, 2026 and January 31, 2026, respectively.

Contract Balances

Contract Assets

Contract assets as of July 31, 2026 and January 31, 2026 were $1.3 million and $1.3 million, respectively. The change in contract assets for all periods presented primarily reflects revenue recognized in excess of billings partially offset by contract assets earned during the period.

Deferred Revenue

The change in deferred revenue for all periods presented primarily reflects cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during

Table of Contents ›
the period. Revenue recognized during the three and six months ended July 31, 2026 from amounts included in deferred revenue at January 31, 2026, was $89.1 million and $238.3 million, respectively. Revenue recognized during the three and six months ended July 31, 2025 from amounts included in deferred revenue at January 31, 2025, was $71.4 million and $188.1 million, respectively.

Credit Losses

The following table presents a reconciliation of the allowance for credit losses on accounts receivable (in thousands):

Allowance for Credit Losses
Balance at January 31, 2026	$1,934
Reserve:
Credit losses	(140)
Deferred revenue	982
Write-offs	(1,437)
Recoveries	130
Balance at July 31, 2026	$1,469

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

The following table presents remaining performance obligations as of the dates indicated below (in millions):

	Total	Less than 1 Year	1-5 Years
July 31, 2025	$862.2	$558.2	$304.0
October 31, 2025	891.4	572.7	318.7
January 31, 2026	1,033.0	642.1	390.9
April 30, 2026	1,079.2	670.3	408.9
July 31, 2026	1,092.5	691.1	401.4
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

In March 2022, we consented to the periodic issuance of stock options to purchase Braze KK Shares by certain employees of Braze KK. These options cannot be exercised by the holders thereof prior to the exercise of the call or put options described in more detail below. The Company considers the stock options to be a substantive class of equity, classified as a liability within other long-term liabilities on the consolidated balance sheets. As of July 31, 2026, the liability balance was $1.5 million. The issuance of stock options does not impact our majority stake in Braze KK, as the vesting criteria of the options were not met as of the balance sheet date. The issuance of stock options did not result in a reconsideration event and therefore Braze KK still met the criteria of a Variable Interest Entity as Braze KK did not have sufficient equity at risk to finance their activities. As a result, we continue to operate Braze KK as a subsidiary, exposing us to business and foreign exchange risk. We consolidate Braze KK and present the results within the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

The common stock held by the Investors is callable by us or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived

Table of Contents ›
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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below (in thousands):

Balance as of January 31, 2026	$389
Net income attributable to redeemable non-controlling interest	1,644
Balance as of July 31, 2026	$2,033
5. Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$59,952	$—	$—	$59,952
U.S. government securities	1,999	—	—	1,999
Total cash equivalents	61,951	—	—	61,951

Marketable securities
U.S. government securities	$147,406	$—	$—	$147,406
Corporate debt securities	—	95,693	—	95,693
Total marketable securities	147,406	95,693	—	243,099

Derivative instruments
Cash flow hedges	$—	$104	$—	$104
Total financial assets	$209,357	$95,797	$—	$305,154

Liabilities:
Derivative instruments
Cash flow hedges	$—	$(16)	$—	$(16)
Total liabilities	$—	$(16)	$—	$(16)

Table of Contents ›

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds	$39,538	$—	$—	$39,538
U.S. government securities	3,000	—	—	3,000
Total cash equivalents	42,538	—	—	42,538

Marketable securities
U.S. government securities	$189,238	$—	$—	$189,238
Corporate debt securities	—	98,342	—	98,342
Total marketable securities	189,238	98,342	—	287,580

Derivative instruments
Cash flow hedges	$—	$409	$—	$409
Total financial assets	$231,776	$98,751	$—	$330,527

Liabilities:
Derivative instruments
Cash flow hedges	$—	$(25)	$—	$(25)
Total liabilities	$—	$(25)	$—	$(25)

Our money market funds and financial instruments are classified as Level 1 within the fair value hierarchy, because they are valued using quoted prices in active markets as of July 31, 2026 and January 31, 2026. Financial instruments, including derivative instruments, are classified as Level 2 within our fair value hierarchy and are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.

There were no transfers of financial instruments among Level 1, Level 2 and Level 3 during the periods presented.

6. Marketable Securities

Marketable securities consist of the following for the periods presented (in thousands):

	July 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$147,793	$52	$(439)	$147,406
Corporate debt securities	95,978	59	(344)	95,693
Total	$243,771	$111	$(783)	$243,099

	January 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
U.S. government securities	$188,270	$968	$—	$189,238
Corporate debt securities	97,931	411	—	98,342
Total	$286,201	$1,379	$—	$287,580

Table of Contents ›

Accrued interest receivables related to our available-for-sale securities of $2.4 million as of July 31, 2026 and $3.2 million as of January 31, 2026, were included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The weighted-average remaining maturity of the Company’s investment portfolio is approximately one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months as of July 31, 2026.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of July 31, 2026, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of July 31, 2026 was primarily related to the continued market volatility associated with market expectations in the current interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of July 31, 2026. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of July 31, 2026 for the Company’s marketable debt securities.

The contractual maturities of the investments classified as available-for-sale marketable securities are as follows (in thousands):

	July 31, 2026
	Amortized Cost	Estimated Fair Value
Due within 1 year	$112,666	$112,655
Due in 1 year through 5 years	131,105	130,444
Total	$243,771	$243,099

	January 31, 2026
	Amortized Cost	Estimated Fair Value
Due within 1 year	$115,437	$115,723
Due in 1 year through 5 years	170,764	171,857
Total	$286,201	$287,580

Investment Income

Investment income consists of interest income and accretion income/amortization expense on our cash, cash equivalents, restricted cash, and marketable securities. Investment income is included within other income, net on the consolidated statements of operations. The primary components of investment income from marketable securities were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Interest income	$2,742	$3,748	$5,727	$8,529
Accretion/amortization of discount/premium, net	66	255	144	654
Investment income	$2,808	$4,003	$5,871	$9,183

Table of Contents ›
7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	July 31, 2026	January 31, 2026
Capitalized internal-use software	$28,820	$24,993
Computer equipment, office equipment, and software	14,728	13,898
Leasehold improvements	24,094	24,667
Furniture and fixtures	10,395	10,178
Total property and equipment	78,037	73,736
Less: accumulated depreciation and amortization	(36,104)	(30,219)
Total property and equipment, net	$41,933	$43,517

The total depreciation expense and amortization expense for property and equipment was $3.4 million and $2.6 million during the three months ended July 31, 2026 and 2025, respectively, and $6.6 million and $5.3 million during the six months ended July 31, 2026 and 2025, respectively.

In the three and six months ended July 31, 2026, the Company wrote off $0.5 million and $0.7 million, respectively, of fixed assets. The remaining movement relates to the impact of foreign currency exchange rate fluctuations.

In the three and six months ended July 31, 2025, the Company wrote off $0.6 million and $0.8 million, respectively, of fixed assets. The remaining movement relates to the impact of foreign currency exchange rate fluctuations.

We capitalized internal-use software of $2.0 million and $1.3 million during the three months ended July 31, 2026 and 2025, respectively, and $3.8 million and $2.9 million during the six months ended July 31, 2026 and 2025, respectively. Amortization for capitalized internal-use software costs recognized within cost of revenue on the consolidated statements of operations was $1.4 million and $1.1 million for the three months ended July 31, 2026 and 2025, respectively, and $2.7 million and $2.0 million during the six months ended July 31, 2026 and 2025, respectively.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2026	January 31, 2026
Prepaid software subscriptions	$29,218	$10,717
Prepaid advertising	4,587	3,644
Prepaid insurance	1,084	6,539
Investment interest receivable	2,444	3,158
Tax receivables	2,479	1,670
Prepaid employee benefits	1,245	1,504
Prepaid deposits	534	1,180
Prepaid professional services	901	994
Prepaid office related expenses	1,962	819
Derivative instruments	104	409
Other	2,531	2,454
Total prepaid expenses and other current assets	$47,089	$33,088

Table of Contents ›
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	July 31, 2026	January 31, 2026
Accrued compensation costs	$34,972	$42,505
Accrued software subscriptions	14,435	16,169
Accrued commissions	7,300	14,983
Accrued professional service fees	3,051	3,047
Accrued advertising	2,109	2,376
Accrued tax liability	13,389	11,711
ESPP payable	1,432	759
Other	2,543	3,473
Total accrued expenses and other current liabilities	$79,231	$95,023
10. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Matching contributions under the plan were $1.2 million and $3.7 million for the three months ended July 31, 2026 and 2025, respectively, and $3.9 million and $6.0 million during the six months ended July 31, 2026 and 2025, respectively.

11. Stockholders’ Equity

Class A and Class B Common Stock

Prior to January 30, 2026, the Company had two classes of common stock, Class A and Class B. On January 30, 2026, pursuant to the terms of the Company’s Eighth Amended and Restated Certificate of Incorporation, each outstanding share of Class B common stock automatically converted into one share of Class A common stock (the “Conversion”).

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

In March 2026, the Company entered into an ASR transaction to repurchase a total of $50.0 million of the Company’s Class A common stock. During the three months ended April 30, 2026, the Company took initial delivery of 1,716,002 shares, which were immediately retired. The total number of shares will be determined upon final settlement based on the weighted-average price over the term of the ASR, less an agreed upon discount. The cost paid to repurchase shares in excess of the par value is recorded to additional paid-in-capital on the Company’s condensed consolidated balance sheets. As of July 31, 2026, a total of $50.0 million remained available for future repurchases under the Share Repurchase Program.

Charitable Contributions

Table of Contents ›

In connection with our Pledge 1% commitment, we donated 24,116 and 24,116 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $0.6 million and $0.8 million of expense within general and administrative in the consolidated statements of operations during the three months ended July 31, 2026 and 2025, respectively.

In connection with our Pledge 1% commitment, we donated 48,232 and 48,232 shares of our Class A common stock to a charitable donor-advised fund that resulted in the recognition of $1.1 million and $1.9 million of expense within general and administrative in the consolidated statements of operations during the six months ended July 31, 2026 and 2025, respectively.
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

Restricted Stock, Restricted Stock Units, and Performance Stock Units

The following table summarizes unvested restricted stock unit (“RSU”) and performance stock unit (“PSU”) award activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2026	9,775,796
Granted	6,682,563	$19.46
Vested	(2,290,887)	$35.86
Forfeited	(1,299,716)	$30.19
Balance as of July 31, 2026	12,867,756

RSUs granted during the six months ended July 31, 2026 contained a service-based vesting condition of up to approximately a three or four year period. RSUs typically vest on a quarterly basis or have a one year cliff vesting period with quarterly vesting thereafter.

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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the consolidated statements of operations as follows (in thousands):

Table of Contents ›

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue	$1,383	$1,348	$2,589	$2,425
Sales and marketing	13,014	12,138	23,598	22,149
Research and development	14,785	14,091	29,425	25,427
General and administrative	6,479	11,972	13,650	19,947
Stock-based compensation, net of amounts capitalized	$35,661	$39,549	$69,262	$69,948
Capitalized stock-based compensation expense	665	478	1,302	1,051
Total stock-based compensation expense	$36,326	$40,027	$70,564	$70,999

As of July 31, 2026, total compensation cost not yet recognized related to unvested equity awards and the weighted-average remaining period over which these costs are expected to be realized were as follows:

	Stock Options	Restricted Stock, RSUs, PSUs
Unrecognized compensation costs (in thousands)	$2	$232,113
Weighted-average remaining recognition period (years)	0.00	2.49

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

The Company recognized $1.6 million and $1.3 million of stock-based compensation expense related to the ESPP in the three months ended July 31, 2026 and 2025, respectively, and $2.8 million and $2.2 million during the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, $1.4 million has been withheld on behalf of our employees for a future purchase and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.

During the three months ended July 31, 2026, the Company issued 256,162 shares of Class A common stock under the ESPP. As of July 31, 2026, there are 5,757,391 shares of Class A common stock that remain available for issuance under the ESPP.
13. Commitments and Contingencies

Indirect Taxes

We are subject to indirect taxation in certain U.S. states and foreign jurisdictions. We collect and remit Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) in connection with certain of our foreign sales transactions and sales and use tax

Table of Contents ›
in connection with eligible sales to subscribers on applicable transactions. Following the U.S. Supreme Court’s June 21, 2018 ruling in South Dakota v. Wayfair, which overruled Quill Corp v. North Dakota, states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in relevant jurisdictions for the fiscal year ended January 31, 2019. We continue to evaluate jurisdictions in which indirect tax nexus exists and believe our indirect tax liabilities are adequate and reasonable. Due to the complexity and uncertainty in applying these rules, results may vary materially from expectations. Accordingly, we have recognized liabilities for contingencies related to state sales and use tax, VAT, and GST deemed probable and estimable totaling $1.5 million and $1.4 million as of July 31, 2026 and January 31, 2026, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Legal Contingencies

From time to time, in the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour and other claims. We have been, and may in the future be, put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement. We accrue a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe we have recorded adequate provisions for any such matters and, as of July 31, 2026, we believe that no material loss will be incurred in excess of the amounts recognized in our financial statements.
14. Leases

Leases

The Company’s lease portfolio consists solely of operating leases for office space and finance leases for datacenter hardware equipment with lease terms in the portfolio ranging from approximately one to ten years. Certain lease agreements include options to renew or terminate the lease.

The components of lease cost reflected on the consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Finance lease cost:
Amortization of assets	$294	$—	$294	$—
Interest on lease liabilities	106	—	106	—
Operating lease cost	4,955	4,668	9,839	9,189
Variable lease cost	1,125	1,095	2,122	1,962
Short-term lease cost	9	274	19	571
Total lease cost	$6,489	$6,037	$12,380	$11,722

The future maturities of the Company’s lease liabilities by fiscal year are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2027	$2,105	$9,345
2028	4,209	19,353
2029	4,123	17,124
2030	4,061	15,304
2031	3,707	13,261
Thereafter	—	27,612
Total future undiscounted lease payments	$18,205	$101,999
Less: imputed interest	(2,943)	(20,854)
Total reported lease liability	$15,262	$81,145

The Company's lease terms and discount rates are as follows:

Table of Contents ›

	July 31,
	2026	2025
Weighted-average remaining lease term (years):
Finance leases (1)	4.4	n/a
Operating leases	6.1	6.8

Weighted-average discount rate:
Finance leases (1)	8.2%	n/a
Operating leases	7.7%	7.4%
(1) The Company did not have finance leases during the three months ended July 31, 2025.

Other information for the Company's leases is as follows (in thousands):

	Six Months Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (interest)	$(106)	$—
Financing cash flows from finance leases (principal)	$(245)	$—
Operating cash flows from operating leases	$10,738	$9,720
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$15,507	$—
Operating leases	$8,385	$282

15. Income Taxes

The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss as directed by ASC 740. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax expense / (benefit) of $2.5 million and $(7.0) million for the three months ended July 31, 2026 and 2025, respectively, and an income tax expense / (benefit) of $3.9 million and $(5.9) million for the six months ended July 31, 2026 and 2025, respectively. The effective tax rate for the three months ended July 31, 2026 and 2025 was (15.7)% and 20.2%, respectively. The effective tax rate for the six months ended July 31, 2026 and 2025 was (9.8)% and 8.6%, respectively.

The provision for income taxes recorded for the three and six months ended July 31, 2026 consists of income taxes in state jurisdictions and foreign jurisdictions in which the Company conducts business. The primary difference between the effective tax rate and the statutory rate is the change in the valuation allowance recorded. The Company continues to maintain a valuation allowance against substantially all of its net deferred tax assets in jurisdictions where realization is not more likely than not. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
16. Net Loss per Share
We compute the basic and diluted net loss per share of our Class A common stock and our previously outstanding Class B common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and the previously

Table of Contents ›
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Braze, Inc. common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Braze, Inc.	$(18,853)	$(27,899)	$(45,444)	$(63,685)
Denominator:
Weighted-average shares used to calculate net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	111,252	106,807	111,028	105,858
Net loss per share attributable to Braze, Inc. common stockholders, basic and diluted	$(0.17)	$(0.26)	$(0.41)	$(0.60)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share attributable to Braze, Inc. common stockholders for the periods presented, because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Replacement shares issued in connection with acquisition	1,246	1,888	1,246	1,888
Options to purchase common stock	3,061	4,140	3,061	4,140
Restricted stock units and performance stock units	11,622	8,315	11,622	8,315
ESPP shares estimated to be purchased	122	83	122	83
Total	16,051	14,426	16,051	14,426

17. Related Party Transactions

In May 2021, the Chief Financial Officer of Datadog, Inc., one of our vendors, joined our board of directors. We have purchased services from Datadog, Inc. in the aggregate amount of approximately $1.2 million and $2.6 million during the three and six months ended July 31, 2026. During the three and six months ended July 31, 2025, we purchased $0.5 million and $1.7 million, respectively, of services from Datadog.

18. Derivative Financial Instruments

The Company uses derivative instruments, specifically foreign currency forward contracts, to hedge certain portions of forecasted cash flows denominated in foreign currencies. The foreign currency forward contracts have maturities of 12 months or less. The fair value of the derivatives are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income and are reclassified into the consolidated statements of operations in the same period when the hedged transaction is recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of July 31, 2026, the Company had designated cash flow hedge forward contracts with sell notional amounts equivalent to $20.3 million.

The Company will discontinue the cash flow hedges in the event it becomes probable that the underlying forecasted hedged transaction will not occur. The Company did not discontinue any cash flow hedges in the three months ended July 31, 2026. The Company does not anticipate any such discontinuance in the normal course of business.

The following table presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets (in thousands):

Table of Contents ›

	July 31, 2026	January 31, 2026
Prepaid expenses and other current assets
Cash flow hedges	$104	$409
Accrued expenses and other current liabilities
Cash flow hedges	(16)	(25)
Total	$88	$384

The following table presents the impact that changes in fair values of derivatives designated as cash flow hedges had on other comprehensive income, accumulated other comprehensive income, and earnings (in thousands):

Unrealized Gain (Loss) on Derivative Instruments
Balance at January 31, 2026	$384
Other comprehensive income (loss) before reclassifications	(346)
Amounts reclassified from accumulated other comprehensive income (loss) to operating expenses	50
Balance at July 31, 2026	$88

19. Business Combination

Acquisition of OfferFit, Inc.

On June 2, 2025 the Company acquired OfferFit, Inc. The acquisition was intended to deepen the integration of OfferFit’s multi-agent decisioning engine into Braze’s Customer Engagement Platform. The total purchase price, as adjusted, of $303.2 million consisted of cash payments of $195.6 million, and $107.6 million in issuances of Braze Class A common stock. The purchase price, as adjusted, was allocated to intangible assets in the amount of $66.6 million and goodwill in the amount of $233.7 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

20. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	July 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(988)	$2,131	10 years
OfferFit, Inc	9,000	(1,750)	7,250	6 years
Trademark	900	(900)	—	1 year
Technology	56,700	(11,025)	45,675	6 years
Total amortizable intangible assets	69,719	(14,663)	55,056
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(14,663)	$55,556

Table of Contents ›

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Amortizable intangible assets
Customer relationships
North Star Y, Pty Ltd	$3,119	$(832)	$2,287	10 years
OfferFit, Inc	9,000	(1,000)	8,000	6 years
Trademark	900	(600)	300	1 year
Technology	56,700	(6,300)	50,400	6 years
Total amortizable intangible assets	69,719	(8,732)	60,987
Non-amortizable intangible assets
Technology licenses	$500	$—	$500	n/a
Total intangible assets, net	$70,219	$(8,732)	$61,487

Intangible amortization expense was approximately $2.9 million and $2.0 million for the three months ended July 31, 2026 and 2025, respectively, and $5.9 million and $2.1 million during the six months ended July 31, 2026 and 2025, respectively.

The future intangible amortization expense by fiscal year is as follows (in thousands):

Amount
Remainder of 2027	$5,631
2028	11,262
2029	11,262
2030	11,262
2031	11,262
Thereafter	4,377
Total	$55,056

21. Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands):

Amount
Balance at January 31, 2026	$261,857
Acquisition related adjustments	263
Balance at July 31, 2026	$262,120

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

Table of Contents ›
The CODM reviews assets for Braze’s single reportable segment on a consolidated basis. Refer to the consolidated balance sheets.

23. Subsequent Events

In August 2026, the Company granted RSUs for a total of 539,405 shares of Class A common stock to employees pursuant to the 2021 Plan. The RSUs vest over a service period of approximately three years. The grant date fair value of these awards was $16.8 million.

Table of Contents ›
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

We have grown significantly in recent periods. We generated revenue of $227.2 million and $180.1 million in the three months ended July 31, 2026, and 2025, respectively, representing year-over-year growth of 26.2%, and $438.2 million and $342.2 million in the six months ended July 31, 2026 and 2025, respectively. We had net losses of $18.3 million and $27.8 million in the three months ended July 31, 2026 and 2025, respectively, and $43.8 million and $63.4 million in the six months ended July 31, 2026 and 2025, respectively. We had net cash provided by operating activities of $52.3 million in the six months ended July 31, 2026 and net cash provided by operating activities of $31.1 million in the six months ended July 31, 2025, respectively. Our Non-GAAP free cash flow was $48.5 million and $26.4 million in the six months ended July 31, 2026 and 2025, respectively. See the section titled “— Non-GAAP Free Cash Flow” for additional information about how we calculate free cash flow, a non-GAAP financial metric, and a reconciliation to net cash provided by operating activities, the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to continue to expand our customer base in verticals where we already have a strong presence, such as retail and consumer goods, media and entertainment, telecommunications, restaurants and on-demand services, healthcare and life sciences, technology, manufacturing, education, government and public services, and financial services — and to increase our presence in verticals where we are not yet strongly represented. Through our sales and marketing efforts, we also plan to capitalize on industries subject to ongoing digital transformation and where direct-to-consumer relationships are accelerating, to further propel adoption of our technology. As of July 31, 2026, we had 2,789 customers across a broad range of sizes and industries. Our ability to

Table of Contents ›
attract new customers will depend on a number of factors, including the quality and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Historically, we have experienced significant expansion within a customer’s business once our platform is deployed, with customers typically increasing the number of monthly active users, channels and use cases, as well as purchasing additional products. A monthly active user is an end user of a customer who has engaged with the customer’s applications and websites in the previous thirty-day period. We include each distinguishable end user in our calculation of monthly active users, even though some users may access our customers’ applications and websites using more than one device, and multiple users may gain access using the same device. As of July 31, 2026, we had approximately 9.0 billion monthly active users, up from the approximately 8.0 billion monthly active users as of January 31, 2026.

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

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate. We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average point-in-time dollar-based net retention rates as of the last day of each month in the current trailing 12-month period to arrive at the dollar-based net retention rate. Our dollar-based net retention rate for the trailing 12 months ended July 31, 2026 and July 31, 2025 was 110% and 108%, respectively, for all our customers, and 112% and 111%,

Table of Contents ›
respectively, for our customers with ARR of $500,000 or more. In addition, 361 and 282 of our customers had ARR of $500,000 or more as of July 31, 2026 and July 31, 2025, respectively.

Our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, which may impact the revenue attributable to such customers.

Expanding Geographically

We believe there is a significant opportunity to continue to expand our presence in international markets we have already penetrated and by entering markets we have not yet penetrated. For the six months ended July 31, 2026 and 2025, approximately 45% and 45% of our revenue was generated outside of the United States, respectively. We expect to increase market penetration in regions including Europe and Asia-Pacific and to further capitalize on the greenfield opportunities globally. Although these investments in geographic regions may negatively affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Table of Contents ›
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

General and Administrative

Table of Contents ›

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, and other administrative functions, as well as non-personnel costs such as legal, accounting, and other professional service fees, software costs, certain tax, license and insurance-related expenses and allocated overhead costs. Additionally, from time to time general and administrative expenses may include expenses associated with our donation of shares of Class A common stock to a charitable donor-advised fund in connection with our Pledge 1% commitment.

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
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$227,230	$180,111	$438,229	$342,170
Cost of revenue (1)	75,374	58,221	147,710	109,078
Gross profit	151,856	121,890	290,519	233,092
Operating expenses:
Sales and marketing (1)	92,878	82,599	182,066	156,726
Research and development (1)	45,275	41,250	91,375	78,047
General and administrative (1)	31,826	36,794	62,715	77,294
Total operating expenses	169,979	160,643	336,156	312,067
Loss from operations	(18,123)	(38,753)	(45,637)	(78,975)
Other income, net	2,299	3,983	5,749	9,635
Loss before provision for income taxes	(15,824)	(34,770)	(39,888)	(69,340)
Provision for income taxes	2,484	(7,007)	3,912	(5,936)
Net loss	$(18,308)	$(27,763)	$(43,800)	$(63,404)
(1) Includes stock-based compensation expense, net of amounts capitalized as follows:

Table of Contents ›

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$1,383	$1,348	$2,589	$2,425
Sales and marketing	13,014	12,138	23,598	22,149
Research and development	14,785	14,091	29,425	25,427
General and administrative	6,479	11,972	13,650	19,947
Total stock-based compensation expense	$35,661	$39,549	$69,262	$69,948

The following table sets forth the unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	33%	32%	34%	32%
Gross profit	67%	68%	66%	68%
Operating expenses:
Sales and marketing	41%	46%	41%	46%
Research and development	20%	23%	21%	23%
General and administrative	14%	20%	14%	22%
Total operating expenses	75%	89%	76%	91%
Loss from operations	(8)%	(21)%	(10)%	(23)%
Other income, net	1%	2%	1%	3%
Loss before provision for income taxes	(7)%	(19)%	(9)%	(20)%
Provision for income taxes	1%	(4)%	1%	(1)%
Net loss	(8)%	(15)%	(10)%	(19)%

Comparison of the Three Months Ended July 31, 2026 and July 31, 2025
Revenue

	Three Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Revenue	$227,230	$180,111	$47,119	26.2%
Revenue increased by $47.1 million, or 26.2%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. Approximately 55.3% of the increase in revenue was attributable to the growth from existing customers and the remaining 44.7% was attributable to new customers.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Cost of revenue	$75,374	$58,221	$17,153	29.5%
Gross profit	$151,856	$121,890	$29,966	24.6%
Gross margin	66.8%	67.7%

Table of Contents ›
Cost of revenue increased by $17.2 million, or 29.5%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily driven by a $7.4 million increase in third-party messaging fees associated with growth in premium messaging channels and an increase of $5.2 million in hosting, infrastructure, and other third-party fees associated with delivering our platform and services. In addition, we had an increase of $4.3 million in personnel costs, other overhead, and amortization expenses. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $30.0 million, or 24.6%, in the three months ended July 31, 2026, compared to the three months ended July 31, 2025, and our gross margin decreased 0.9% to 66.8% in the three months ended July 31, 2026 from 67.7% in the three months ended July 31, 2025. The decrease was primarily driven by personnel costs related to the acquired workforce and amortization expense of acquired technology, offset by efficiencies realized in the costs related to our tech stack.
Operating Expenses

Sales and Marketing Expense

	Three Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Sales and marketing	$92,878	$82,599	$10,279	12.4%
Sales and marketing expense increased by $10.3 million, or 12.4%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily due to an increase of $9.1 million in personnel costs and allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel.
Research and Development Expense

	Three Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Research and development	$45,275	$41,250	$4,025	9.8%

Research and development expense increased by $4.0 million, or 9.8%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This increase was primarily due to an increase of $2.5 million in personnel and allocated overhead costs, for our research and development organization as a result of increased headcount. Additionally, software services increased by $1.3 million.

General and Administrative Expense

	Three Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
General and administrative	$31,826	$36,794	$(4,968)	(13.5)%

General and administrative expense decreased by $5.0 million, or 13.5%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. This decrease was primarily due to a reduction of $4.4 million in personnel

Table of Contents ›
and allocated overhead costs as a result of one-time acquisition compensation related costs incurred in the period of acquisition and the completed vesting of legacy stock option awards.

Other Income, Net

	Three Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Other income, net	$2,299	$3,983	$(1,684)	(42.3)%

The decrease in other income, net of $1.7 million, or 42.3%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025, was attributable to a $1.7 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period to fund acquisition activities.

Comparison of the Six Months Ended July 31, 2026 and July 31, 2025
Revenue

	Six Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Revenue	$438,229	$342,170	$96,059	28.1%
Revenue increased by $96.1 million, or 28.1%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. Approximately 63.0% of the increase in revenue was attributable to the growth from existing customers and the remaining 37.0% was attributable to new customers.
Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Cost of revenue	$147,710	$109,078	$38,632	35.4%
Gross profit	$290,519	$233,092	$57,427	24.6%
Gross margin	66.3%	68.1%

Cost of revenue increased by $38.6 million, or 35.4%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This increase was primarily driven by a $16.7 million increase in third-party messaging fees associated with growth in premium messaging channels and an increase of $10.9 million in hosting, infrastructure and other third-party fees associated with delivering our platform and services. In addition, we had an increase of $10.9 million in personnel costs, other overhead, and amortization expenses. The increased infrastructure, messaging, and personnel costs were incurred to support overall revenue growth.

Our gross profit increased $57.4 million, or 24.6%, in the six months ended July 31, 2026, compared to the six months ended July 31, 2025, and our gross margin decreased 1.8% to 66.3% in the six months ended July 31, 2026 from 68.1% in the six months ended July 31, 2025. The decrease was primarily driven by personnel costs related to the acquired workforce and amortization expense of acquired technology, offset by efficiencies realized in the costs related to our tech stack.

Table of Contents ›
Operating Expenses

Sales and Marketing Expense

	Six Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Sales and marketing	$182,066	$156,726	$25,340	16.2%
Sales and marketing expense increased by $25.3 million, or 16.2%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This increase was primarily due to an increase of $19.0 million in personnel costs and allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel. Additionally, advertising, sales, marketing and promotional activities increased by $3.9 million.

Research and Development Expense

	Six Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Research and development	$91,375	$78,047	$13,328	17.1%

Research and development expense increased by $13.3 million, or 17.1%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This increase was primarily due to an increase of $10.0 million in personnel and allocated overhead costs, for our research and development organization as a result of increased headcount. Additionally, software services increased by $2.8 million.

General and Administrative Expense

	Six Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
General and administrative	$62,715	$77,294	$(14,579)	(18.9)%

General and administrative expense decreased by $14.6 million, or 18.9%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. This decrease was primarily due to a reduction of $10.3 million in professional services and legal costs primarily associated with prior period acquisition-related expenses, in addition to a decrease of $3.7 million in personnel and allocated overhead costs.

Other Income, Net

	Six Months Ended July 31,
	2026	2025	Change	% Change
	($ in thousands)
Other income, net	$5,749	$9,635	$(3,886)	(40.3)%

The decrease in other income, net of $3.9 million, or 40.3%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025, was attributable to a $3.2 million decrease in investment income from marketable securities. The investment income decrease was driven primarily by the decrease in the marketable securities balance period-over-period to fund acquisition activities.
Liquidity and Capital Resources
As of July 31, 2026, our principal source of liquidity was cash, cash equivalents, and marketable securities of $413.9 million. Our cash and cash equivalents consist of deposit accounts, interest-bearing money market accounts, and U.S. government and corporate securities that are stated at fair value. Our marketable securities positions consist mostly of highly liquid short-term investments. The investment income that we generate on these investments is not material to our overall cash balance, but may be adversely affected due to volatility in interest rates.

Table of Contents ›

Since our inception, we have financed our operations primarily through the net proceeds received from the sales of equity securities and cash generated from the sale of subscriptions to our platform. We have generated losses from our operations as reflected in our accumulated deficit of $763.6 million as of July 31, 2026. We had cash flows provided by operating activities for the six months ended July 31, 2026 of $52.3 million.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on the consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the term of the subscription agreement. As of July 31, 2026, we had total deferred revenue of $346.7 million, recorded as a current liability. Deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.

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
Cash Flow Overview
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$52,338	$31,096
Net cash provided by / (used in) investing activities	$38,771	$(37,713)
Net cash provided by / (used in) financing activities	$(48,134)	$8,083
Operating Activities
For the six months ended July 31, 2026, net cash provided by operating activities was $52.3 million, primarily due to a net loss of $43.8 million, adjusted for non-cash charges of $109.9 million, and net changes in our operating assets and liabilities of $13.8 million. The non-cash adjustments primarily relate to stock-based compensation of $71.5 million and amortization of deferred contract costs of $25.1 million. The cash inflow from changes in our operating assets and liabilities were primarily due to a decrease in accounts receivable of $9.9 million and increase in deferred revenue of $42.5 million as a result of billings for new bookings and renewals. The cash inflow was offset by cash outflows primarily from an increase in deferred contract costs of $31.3 million as a result of commissions on new bookings and renewals.

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
Investing Activities
Net cash provided by investing activities was $38.8 million for the six months ended July 31, 2026, primarily consisting of the return of principal on marketable securities of $41.7 million and maturities of marketable securities of $58.9 million, partially offset by purchase of marketable securities of $58.0 million.
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

Financing Activities

Table of Contents ›
Net cash used in financing activities was $48.1 million for the six months ended July 31, 2026, consisting primarily of cash outflow to fund the accelerated stock repurchase transaction of $50.0 million offset partially by proceeds from stock purchases associated with our employee stock purchase plan of $4.7 million.
Net cash provided by financing activities was $8.1 million for the six months ended July 31, 2025, consisting of proceeds from the exercise of common stock options of $3.2 million and proceeds from stock associated with the employee stock purchase plan of $4.9 million.

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

The following table presents a reconciliation of free cash flow to net cash provided by/(used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$52,338	$31,096
Less:
Purchases of property and equipment	(1,278)	(2,826)
Capitalized internal-use software costs	(2,525)	(1,865)
Non-GAAP free cash flow	$48,535	$26,405
Net cash provided by / (used in) investing activities	$38,771	$(37,713)
Net cash provided by / (used in) financing activities	$(48,134)	$8,083
Our free cash flow increased for the six months ended July 31, 2026 from the six months ended July 31, 2025, primarily due to higher collections as a result of an increase in billings that are aligned with new contracts and contract renewals. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. Additionally, our free cash flow may be influenced by macroeconomic factors that impact our collection efforts for customer payments. If we experience collection pressure, it may lengthen the time to collect on accounts receivable and increase our bad debt expense, either of which could negatively impact our free cash flow.

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

Table of Contents ›
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

Interest Rate Risk and Market Risk

We had cash, cash equivalents, and marketable securities of $413.9 million as of July 31, 2026, of which $243.1 million was invested in government securities and corporate debt securities. Our cash and cash equivalents are held for working capital and general corporate purposes. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of July 31, 2026, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. Because we classify our debt securities as

Table of Contents ›
“available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or unless declines in fair value are determined to be non-temporary.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of July 31, 2026 because of the material weakness in our internal control, discussed below.

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

Table of Contents ›

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

Table of Contents ›
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

Table of Contents ›
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, tariffs and uncertainty about economic stability. These unfavorable conditions have been, and may continue to be, exacerbated in the United States and abroad by global and domestic socioeconomic conditions, including the failure of high-profile banking and other financial institutions, the Federal Reserve’s attempts to combat inflation through interest rate increases, unrest in international trade relations (including those related to trade wars, tariffs, taxation, and importation), domestic and foreign political turmoil, natural catastrophes, pandemics related to highly infectious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and international military conflicts and the related political and economic responses, including ongoing economic uncertainty from trade and resource restrictions resulting therefrom. Continued volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the financial, equity or credit markets further deteriorate, including as a result of the measures taken to combat inflation, volatility in the banking and financial services sector, political unrest or war (including restrictions on international trade related thereto), it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. For instance, we were founded in 2011, but our business and revenue have grown rapidly over the last several years. As a result of our limited history operating at our current scale, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, particularly in a volatile economic environment. Recent increases in inflation, economic volatility and related fluctuations in interest rates have affected customer spending behavior, and if any of these factors continue or are exacerbated could have a material adverse effect on our business, financial condition and results of operations. To the extent there is a sustained general economic downturn and our customer engagement platform is perceived by customers and potential customers as too costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general customer engagement technology spending. This perception has previously, and may continue to, result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, even if our customers choose to use our platform, they may nonetheless reduce their customer engagement technology spending and elect not to purchase additional products and services in the future due to budget limitations. Additionally, our dollar-based net retention rate is influenced by macroeconomic factors that impact our customers’ purchasing decisions, who may choose to renew their contracts at levels more closely aligned with their current needs, rather than opting for larger commitments based on anticipated future demand. Macroeconomic factors may also impact our collection efforts for customer payments. If we experience collection pressure it may lengthen the time to collect on accounts receivable and increase in our bad debt expense, either of which could negatively impact our free cash flow. Also, competitors may respond to market conditions by lowering prices and

Table of Contents ›
attempting to lure away our current and potential customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries in which our customers operate. If this were to occur it may result in reduced overall spending on our services, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

Our rapid revenue growth may not be indicative of our future revenue growth. Our rapid revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $438.2 million and $342.2 million for the six months ended July 31, 2026 and 2025, respectively. You should not rely on our historical revenue growth as an indication of our future performance. Even if our revenue continues to increase, we expect that our annual revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on several factors, including our ability to:

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

Table of Contents ›
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

We have experienced net losses in each of our last several fiscal years. We generated a net loss of $43.8 million and $63.4 million for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, we had an accumulated deficit of $763.6 million. While we have experienced significant revenue growth in recent periods, we cannot guarantee whether or when we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial and other resources on:

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

Table of Contents ›
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

Table of Contents ›
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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and its products and functionality, increase adoption and usage of our platform, and introduce new products and functionality. The market in which we compete is subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer and consumer needs, requirements and preferences, including changes in the use of channels through which consumers desire to communicate with brands. Additionally, we cannot predict what, if any, actions regulators will take regarding the use and sale of customer engagement software or in our key

Table of Contents ›
markets in the future. Any regulatory restrictions on the use of customer engagement tools from domestic or foreign regulators could reduce demand for our platform in the United States and foreign markets. Further, recent advances in, and the public availability of, generative and agentic AI have been and may continue to be, a significant disruptor in consumer engagement and marketing strategies. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to enhance our platform offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently or more securely than our platform, our business, financial condition and results of operations may be adversely affected. Further as we develop, acquire, and introduce new services and technologies, including those that may incorporate AI and machine learning, we may be subject to new or heightened legal, ethical, and other challenges.

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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›

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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

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

Table of Contents ›

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

Table of Contents ›

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

Table of Contents ›
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

Table of Contents ›
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

As of July 31, 2026, we owned 30 granted patents related to our platform and its technology and one patent application pending for examination in the United States and no non-U.S. patents or patent applications pending. Our patent applications may not result in the issuance of a patent, or the examination process may require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers or provide us with a competitive advantage. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Table of Contents ›
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

Table of Contents ›
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

We have incorporated and may continue to incorporate AI and machine learning solutions and features, including generative and agentic AI solutions and features, into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions and features will enhance our products or services, produce the intended results, or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI and machine learning solutions and features. Our competitors or other third parties may incorporate AI and machine learning tools into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations.Further, our ability to continue to develop, deploy, or use AI and machine learning solutions and features is dependent on our access to technology offered by vendors and specific third-party software providers, such as third-party AI models. We cannot control the quality, performance, availability, or cost of such vendor offerings or third-party software. Consequently, our business operations and platform, products and services may be disrupted or placed at a competitive disadvantage if any of the third-party AI technology we rely upon becomes unavailable due to extended outages, capacity constraints, or commercially unreasonable terms of service. Any of the foregoing may have an adverse impact on our results of operations even as our use and development of AI technologies expands.

Additionally, our AI and machine learning solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in utilizing AI and machine learning technologies, and in particular, generative and agentic AI technologies. For example, AI and machine learning algorithms may be flawed, insufficient, or of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not easily be detectable. AI and machine learning technologies have also been known to produce false or “hallucinatory” inferences or outputs. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion regarding the use of AI and machine learning, could impair the acceptance of AI and machine learning solutions, including those incorporated into our products and services. If the AI and machine learning tools incorporated into our platform, or the content generated by such tools, is harmful, biased, inaccurate, discriminatory or controversial, we could suffer operational inefficiencies in addition to legal, competitive and reputational harm, and our customers may be less likely to utilize our AI and machine learning tools or may cease using our platform altogether. If we do not have sufficient rights to use the output of such AI and machine learning tools, or the data or other material or content on which the AI and machine learning tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Table of Contents ›
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

Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Some of our existing equity holders may have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, we issued shares of Class A common stock in our acquisition of OfferFit, and have registered the re-sale of these shares. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could affect the stock price of our Class A common stock and increase its volatility and could diminish our cash reserves

In March 2026, we announced a program to repurchase up to $100.0 million of our Class A common stock, which included the repurchase $50 million of shares of our Class A common stock through the use of an accelerated share repurchase program. The timing, manner, and amount of any other repurchases pursuant to this share repurchase program will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, and alternative investment opportunities. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of Class A common stock shares, and may be modified, suspended, or terminated at any time without notice.

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

Table of Contents ›
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Table of Contents ›
Unregistered Sales of Equity Securities

The following sets forth information regarding all of our unregistered securities issued in the fiscal quarter ended July 31, 2026:
•On May 5, 2026, we issued 24,116 shares of our Class A common stock to a charitable donor-advised fund for no consideration in connection with our Pledge 1% commitment pursuant to Section 4(a)(2) of the Securities Act as this issuance did not involve a public offering.

Company Purchases of Equity Securities

Stock repurchases during the fiscal quarter ended July 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(1)
				(in thousands)
May 1, 2026 through May 31, 2026	—	$—	—	$50,000
June 1, 2026 through June 30, 2026	—	—	—	50,000
July 1, 2026 through July 31, 2026	—	—	—	50,000
Balance as of July 31, 2026	—	$—	—	$50,000

(1) In March 2026, the Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $100.0 million of the Company’s Class A common stock. In March 2026, the Company entered into a $50.0 million accelerated share repurchase agreement, under which there were no share deliveries during the three months ended July 31, 2026. Refer to Note 11 Stockholders’ Equity in the notes to the condensed consolidated financial statements for more information.
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

Table of Contents ›
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

Table of Contents ›
+    Indicates an Exhibit filed herewith.

Table of Contents ›
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Braze, Inc.
	By:	/s/ William Magnuson
William Magnuson
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 8, 2026

	By:	/s/ Pankaj Malik
Pankaj Malik
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)
Date: September 8, 2026